Form 10-K405
period 1995-05-31
BANKERS BUILDING LAND TRUST
filed 1995-08-30
CIK 314404

                                                                Exhibit Index on
                                                                   Page 11 of 17


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the fiscal year ended May 31, 1995             Commission File Number 0-9086


                          BANKERS BUILDING LAND TRUST
             (Exact name of Registrant as specified in its charter)


         Illinois                                                36-6067489
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


   AMCORE Bank N.A., Rockford
      501 Seventh Street
    Rockford, Illinois, Trustee                                      61104
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:              815-968-2241


          Securities registered pursuant to Section 12(g) of the Act:

        5,000 Units representing beneficial interest in the Registrant.


Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes   X    No ___

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No ___

                                     PART I



Item 1.   Business



Registrant, Bankers Building Land Trust (the "Trust") is a trust organized under the laws of the State of Illinois, which is engaged in the single business activity of holding title to certain land at the southwest corner of Clark and West Adams Streets in Chicago, Illinois, collecting rent under the lease described below and disbursing the net proceeds. The Trust was formed under a Trust Agreement and Declaration of Trust (the "Trust Agreement") dated June 1, 1926 with the National Bank of the Republic of Chicago, as Trustee, and will terminate upon the occurrence of certain conditions set forth in the Trust Agreement. In 1933, Illinois National Bank and Trust Company (the "Bank"),
501 Seventh Street, P.O. Box 1537, Rockford, Illinois 61110-0037 (AMCORE Bank N.A., Rockford after 1985) became Trustee of the Trust (the "Trustee") as a result of the resignation of the original Trustee. AMCORE Bank N.A., Rockford utilizes AMCORE Trust Company ("Trust Company") to perform its duties as Trustee. The Trust has no employees but the Trust Company currently employs 97 persons.

The sole assets of the Trust (the "Trust Estate") are the above-mentioned land and cash. The Bankers Building, a 41 story office building which was completed in 1927, is situated on the land owned by the Trust. The land is subject to a 99 year lease commencing on June 1, 1926 and expiring on May 31, 2025 (the "Lease").

The annual rental for the leased property is $275,000 payable in equal quarterly installments to the Trustee on the first day of March, June, September and December of each year, plus fees and expenses of the Trustee. The current Lessee is LaSalle National Bank as Trustee of Trust Number 49371 dated August 25, 1975 (the "Lessee"). The Trustee understands that the beneficiary of Trust Number 49371 is Bankers Building Realty Co., an Illinois limited partnership (the "Partnership"). The general partner of the Partnership is Wexton Building Management. The limited partners of the Partnership are 105 Partners (an Illinois Partnership), Norman Liebold, and Gary Felsher. The Trustee has no information regarding either the Partnership or its general partners.

Beneficial interest in the Trust is divided into 5,000 equal units (the "Units") which are represented by Bankers Building Land Trust Certificates (the "Certificates"). Each owner of a Certificate (the "Certificate Holder") is distributed quarterly a pro rata portion of the rentals, which the Trustee understands have equaled $55 per unit per year since the inception of the Trust, except as described in item 11. However, this amount may be reduced by expenses of the Trustee which are not reimbursed by the Lessee.

Item 2.   Properties



The sole asset of the Trust (other than cash) is property consisting of a fee interest, subject to a 99 year lease entered into on June 1, 1926 and expiring on May 31, 2025, in the land under the Bankers Building at 105 West Adams Street, Chicago, Illinois. The land has an area of approximately 22,300 square feet and is located at the southwest corner of Clark and West Adams Streets in the central business district of the City of Chicago in an area known as the Loop. The land is improved with a 420,000 square foot 41 story brick and steel frame commercial office building built in 1926-27 as a condition of the Lease.

The Lease was recorded in the Cook County deed records on July 12, 1926 with the original Lessee, Adams Clark Building Corporation, assuming the obligation to wreck the existing buildings on the premises and construct a new office building at a cost of not less than $4,650,000. The original lessors were Ernest M. Jackson and Carrie M. Jackson, who after assigning their interest to the Trust on July 10, 1926, shortly thereafter sold the Certificates for an amount which the Trustee understands to have been approximately $1,000 per Unit. The current Lessee of the trust property is LaSalle National Bank, as Trustee of Trust Number 49371 dated August 25, 1925, which obtained the leasehold interest by an Assignment dated August 25, 1975. The Lease provided for an option to purchase the property for $5,500,000 but the option expired on June 1, 1976 unexercised. There are no further options outstanding.

Rents of $275,000 per year with no provision for increase (except that interest of 7% per annum is assessed for late payments) are payable under the Lease quarterly in advance on the first day of March, June, September and December. The Lease requires the Lessee to pay all taxes, assessments and other fees and expenses, incurred in connection with the land or building including reasonable compensation and expenses of the Trustee that would act to diminish the annual net income distribution of $275,000 to the Certificate Holders. In addition, the Lease provides for a trustee of insurance who is responsible for collecting premiums from the Lessee and purchasing insurance for the Bankers Building.

At the termination of the Lease, the Trust will become the owner of the building and the property will no longer be subject to any lease. It is unclear what value, if any, the building might have in the year 2025 when the Lease expires. It is possible that the building may become unsuitable for rental purposes prior to the expiration of the Lease. As the Bankers Building gets older and requires more maintenance or remodeling in order to be suitable for tenant occupancy, the Lessee or any successor may be unwilling to make the financial outlays necessary to attract tenants in view of the reversion of the building to the Trust in the year 2025. Accordingly, the Trust may find it necessary to sell the property to the Lessee, or to someone who can combine the Trust's interest in the property and the Lessee's interest in the building into an economically feasible unit. If such a sale occurs prior to the expiration of the Lease, there will be a distribution of the sale proceeds to the Certificate Holders and a termination of the Trust. Presently, the Trustee is not actively seeking a purchaser of the Trust Estate nor does it anticipate so doing in the near future.

Item 3.   Legal Proceedings



There are no material pending legal proceedings to which the Trustee is a party or of which the property in the Trust is the subject.





Item 4.   Submission of Matters to a Vote of Security Holders


No matter was submitted during the fourth quarter of the 1995 fiscal year to a vote of Security Holders.





                                    PART II



Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters


The Trustee understands that there is no regular market for the Certificates but that certain brokers have from time to time handled occasional transactions in the Certificates. The price for the Units in transactions in which the Trustee was aware of the sales price was approximately $790.00 to $850.00 in fiscal year 1995 and $750.00 to $810.00 in fiscal year 1994.

As of May 31, 1995 the number of Certificate Holders of record was 491.  (See
Item 1. Business for a description of the distribution to Certificate Holders of the proceeds payable under the Lease.)

Item 6.   Selected Financial Data


This selected financial data should be read in conjunction with the financial statements and related notes of Bankers Building Land Trust appearing elsewhere herein.




                                                                   Year ended May 31,
                                     --------------------------------------------------------------------------------


                                      1995               1994              1993              1992               1991
                                      ----               ----              ----              ----               ----
Operating revenues:


   Rent                           $  275,000         $  275,000         $  275,000        $  275,000         $  275,000


   Servicing fees                      7,950              7,950              7,950             7,948              6,950
                                  ----------         ----------         ----------        ----------         ----------

Total operating
      revenues                       282,950            282,950            282,950           282,948            281,950
                                  ----------         ----------         ----------        ----------         ----------

Operating expenses:

   Trustee fees and
         other expenses                7,950             27,950              7,950             7,948              6,950
                                  ----------         ----------         ----------        ----------         ----------

Total operating
      expenses                         7,950             27,950              7,950             7,948              6,950
                                  ----------         ----------         ----------        ----------         ----------


Net income                        $  275,000         $  255,000         $  275,000        $  275,000         $  275,000
                                  ==========         ==========         ==========        ==========         ==========


Distributions to
      certificate
      holders                     $  275,000         $  255,000         $  275,000        $  275,000         $  275,000
                                  ==========         ==========         ==========        ==========         ==========


Total assets
      at year-end                 $4,329,335         $4,329,575         $4,329,041        $4,338,619         $4,408,181
                                  ==========         ==========         ==========        ==========         ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Due to the passive nature of the Registrant's activities, which generally include only the collection of rent and the disbursements of these proceeds less expenses to the Certificate Holders of the Registrant, there has been no material variation in the Registrant's financial condition or results of operations, during the year ended May 31, 1995.



Item 8.   Index to Financial Statements and Schedules
- -------   -------------------------------------------


                                                                 Pages


Report of Independent Accountants                                  F-1


Financial Statements:

  Balance Sheets as of May 31, 1995 and 1994                       F-2

  Statements of Operations and Retained Earnings
      for the years ended May 31, 1995, 1994 and 1993              F-3

  Statements of Cash Flows for the years ended
      May 31, 1995, 1994 and 1993                                  F-4

  Notes to Financial Statements                                    F-5



All schedules are omitted because they are not applicable, are not required, or the information is included in the financial statements or footnotes thereto.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure



None

                                    PART III




Item 10.   Directors and Executive Officers of the Registrant



The Trust has no directors or executive officers. The Trust Company administers the Trust pursuant to a Trust Agreement which sets out the responsibilities and duties of the Trustee. Such duties include, but are not limited to, the following tasks: keeping the register of names of the Certificate Holders, maintaining records showing receipts and disbursements of the Trust, collecting rents and distributing income to the Certificate Holders and other ministerial duties relating to the operation of the Trust. The self-executing provisions of the Trust Agreement and the 99 year Lease, along with the passive nature of the Trust, limits the involvement of the Trustee to the above activities. However, in the event of a default by the Lessee, the Trustee has the authority to take such action as is necessary and proper for the best interests of the Trust with respect to managing, leasing, operating, selling or otherwise disposing of the Trust Estate. The Trustee may in the event of default terminate the Trust by transferring title to the Certificate Holders for them to hold as tenants in common. In addition, the Trustee is empowered upon such default to sell a portion of or the entire Trust Estate and distribute ratably the net proceeds of such sale after deducting all necessary expenses of the sale including reasonable compensation for the Trustee. If the Trust is not terminated by other provisions in the Trust Agreement, the Trust will terminate 21 years after the death of the last to die of the persons specified in the Trust Agreement. As of September 1994, the Trustee was aware of two individuals specified in the Trust Agreement who were still living.

Although not required to do so, the Trustee may in his absolute discretion seek the advice of the Certificate Holders. If a majority interest of the Certificate Holders agree on a course of action that is not inconsistent with express provisions of the Trust Agreement, the Trustee may, but is not obligated to, effectuate such course of action.

The Bank is chartered as a national bank and, as such, the Bank and the Trust Company are under the supervision of, and subject to regular examination by, the Comptroller of the Currency and, in the case of the Trust Company only, the State of Illinois. In addition, the Bank is subject to the rules and regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation. As of May 31, 1995, the assets and deposits of the Bank were approximately $1,165,881,000 and $930,861,000, respectively. The Trust Company had approximately 4,600 accounts and the market value of assets held in accounts over which the Trust Company exercised investment discretion was approximately $2,094,102,000 as of May 31, 1995. The Trust Company consists of 97 employees and officers. The principal persons in the Trust Company are:
Roger Reno, Chairman of the Board; Carl J. Dargene, Vice Chairman of the Board; Glen W. Wilson, President, Chief Executive Officer and Attorney; Lee R. Mayer, Secretary; Marvin R. Anderson, Senior Vice President and Controller; Jay R. Maddox, Executive Vice President, Trust Officer and Attorney; Lillie L. Rude, Executive Vice President and Trust Officer.

Item 11.   Executive Compensation



Unless paid by the Lessee, the Trustee is entitled to reasonable compensation out of the gross rental proceeds payable under the Lease for its services and management of the Trust and reimbursement for expenses reasonably incurred in connection with the administration of the Trust. In the event the Trustee renders extraordinary services to the Trust, it is entitled to additional reasonable compensation from the same sources. Such amounts are payable from the gross income or proceeds of the Trust Estate prior to distribution of the net proceeds to the Certificate Holders. The Lease requires the Lessee to pay the Trustee its compensation and any amount incurred in connection with the Trust's administration which would otherwise be payable out of the gross income of the Trust Estate and would act to reduce the net income of $55 per year per Unit ($275,000/5,000 Units = $55) that was intended under the Lease for distribution to the Certificate Holders. The current Trustee is not aware of any period during which the Certificate Holders were entitled to receive their distribution of $55 per annum per Certificate and received less than this amount except for the years ended May 31, 1987 and May 31, 1994. During 1987, the Trust incurred a $5,000 fee for an appraisal of the land owned by the Trust. The distribution for 1987 was $54 per Certificate. During 1994, the Trust incurred a $20,000 legal fee. The distribution for 1994 was $51 per certificate. Reduced distributions could occur if the Lessee or any successor defaulted under the Lease and the Trustee was unable to lease or sell the building and land or if the Lessee or any successor refused to pay or reimburse the Trustee for expenses of the Trust. As provided in the Lease, the Lessee is currently reimbursing the Trustee for the costs associated with the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Lease requires the Lessee to pay rents quarterly in advance. Payment to the Certificate Holders is not made until the first day of the following quarter. The Trust Agreement does not obligate the Trustee to pay interest to the Certificate Holders for the interest earned, if any, during the period in which the Trustee has receipt of the rents but is not yet obligated to make distributions to the Certificate Holders. Total trust fees were $7,950 for the year ended May 31, 1995.



Item 12.   Security Ownership of Certain Beneficial Owners and Management



The Registrant is not aware of one party beneficially owning more than 5% of the Units evidencing ownership in the Trust.


Item 13.   Certain Relationships and Related Transactions



See Item 12. above.

                                        PART IV





Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K



(a)      See Item 8.  Index to Financial Statements and Schedules on Page 6.


(b)      See "Exhibit Index" on Page 11.


(c)      There have been no reports on Form 8-K during the quarter ending May
         31, 1995.

                                   SIGNATURES





Pursuant to the requirements of                    Date August 21, 1995
                                                        ---------------

the Securities Exchange Act of                      Bankers Building Land Trust
                                                          (Registrant)

1934, the Registrant has duly                          AMCORE Bank N.A.,

caused this report to be signed                    By  Rockford, Trustee
                                                      ------------------

on its behalf by the undersigned,                  By  /s/ Patricia N. Fong
                                                       --------------------
                                                       Patricia N. Fong,
thereunto duly authorized.                             Vice President
                                                       and Trust Officer

                                 EXHIBIT INDEX




The following exhibits are filed with this Registration Statement:



   4.01 Trust Agreement and Declaration of Trust dated June 1, 1926, naming the National Bank of the Republic of Chicago as Trustee, (previously filed in paper as Exhibit 1 to the Registrant's Form 10 Registration Statement, File No. 0-9086, and incorporated herein by reference).



   10.01 Indenture of Lease dated June 1, 1926, between Ernest A. Jackson and Carrie M. Jackson and Adams Clark Building Corporation, (previously filed in paper as Exhibit 2 to the Registrant's Form 10 Registration Statement, File No. 0-9086, and incorporated herein by reference).


   10.02 Trustee's deed dated June 27, 1933, from the National Bank of the Republic of Chicago as Trustee, to the Illinois National Bank and Trust Company, as Trustee, (previously filed in paper as Exhibit 3 to the Registrant's Form 10 Registration Statement, File No. 0-9086, and incorporated herein by reference).

                                   I N D E X
                                     -----


 Pages

Report of Independent Accountants F-1

Financial Statements:

 Balances Sheets F-2

 Statements of Operations and Retained Earnings F-3

 Statements of Cash Flows F-4

 Notes to Financial Statements F-5

                       Report of Independent Accountants





To the Trustee
Bankers Building Land Trust
Rockford, Illinois


We have audited the accompanying balance sheets of Bankers Building Land Trust as of May 31, 1995 and 1994, and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bankers Building Land Trust as of May 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.





Rockford, Illinois
June 22, 1995

                          BANKERS BUILDING LAND TRUST
                                 BALANCE SHEETS
                          as of May 31, 1995 and 1994
                                    _______





        ASSETS                                          1995       1994
                                                        ----       ----
Cash                                               $   79,335  $   79,575

Land subject to operating lease                     4,250,000   4,250,000
                                                    ---------   ---------

           Total assets                            $4,329,335  $4,329,575
                                                    =========   =========



        LIABILITIES and EQUITY

Due to certificate holders                         $   73,865  $   76,081

Advance from lessee                                     4,970       2,994
                                                    ---------   ---------

                                                       78,835      79,075

Certificates of beneficial interest,
  5,000 units issued and outstanding                4,250,000   4,250,000

Retained earnings                                         500         500
                                                    ---------   ---------

                                                    4,250,500   4,250,500
                                                    ---------   ---------

         Total liabilities and equity              $4,329,335  $4,329,575
                                                    =========   =========





                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                for the years ended May 31, 1995, 1994, and 1993
                                    _______





                                    1995     1994     1993
                                    ----     ----     ----
Operating revenues:

 Rent                              $275,000 $275,000 $275,000

 Servicing fees                       7,950    7,950    7,950
                                    -------  -------  -------

         Total operating revenues   282,950  282,950  282,950


Operating expenses:

 Trustee fees and other expenses      7,950   27,950    7,950
                                    -------  -------  -------

         Net income                 275,000  255,000  275,000
                                    -------  -------  -------

Retained earnings, beginning
  of year                               500      500      500

Distributions to certificate
  holders                           275,000  255,000  275,000
                                    -------  -------  -------

Retained earnings, end of year     $    500 $    500 $    500
                                    =======  =======  =======





                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF CASH FLOWS
                for the years ended May 31, 1995, 1994, and 1993
                                    _______




                                                   1995       1994       1993
                                                   ----       ----       ----
Cash flows from operating activities:

  Net income                                     $275,000   $255,000   $275,000

  Adjustments to reconcile net income
       to net cash provided by
       operating activities:

  Changes in assets and liabilities:

    Due to certificate holders                     (2,216)      (586)    (6,367)

    Advance from lessee                             1,976      1,120     (3,211)
                                                  -------   --------   --------

       Net cash provided by
            operating activities                  274,760    255,534    265,422
                                                  -------    -------    -------

Cash flows from financing activities:

  Distributions to certificate holders           (275,000)  (255,000)  (275,000)
                                                  -------    -------    -------

             Net cash used in financing
                  activities                     (275,000)  (255,000)  (275,000)
                                                  -------    -------    -------

Net change in cash                                   (240)       534     (9,578)

Cash balance, beginning of year                    79,575     79,041     88,619
                                                  -------    -------    -------

Cash balance, end of year                        $ 79,335   $ 79,575   $ 79,041
                                                  =======    =======    =======



                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                    _______


A. ORGANIZATION AND BUSINESS

   Bankers Building Land Trust is a trust organized under the laws of the State of Illinois which is engaged in the single business activity of holding title to certain land in Chicago, Illinois, collecting rent from the lease of said land and disbursing the net proceeds to the holders of beneficial interest certificates.

B. SIGNIFICANT ACCOUNTING POLICIES

   Land Valuations

   The land has been valued at its cost to the parties that established the Trust in 1926 based upon information obtained from the records of the Cook County Recorder.

C. LEASE

   The Trust is the lessor of approximately 22,300 square feet of land located the southwest corner of Clark and West Adams Street in the central business district of the City of Chicago. The lease commenced on June 1, 1926 and expires on May 31, 2025. The annual rental, payable in quarterly installments for the leased property is $275,000 plus fees and expenses of the trustee.

   The following is a schedule by years of minimum future rentals on the lease as of May 31, 1995:

  Year ending May 31:
   1996                                             $  275,000
   1997                                                275,000
   1998                                                275,000
   1999                                                275,000
   2000                                                275,000
   Later years                                       6,875,000
                                                     ---------

       Total minimum future rentals                 $8,250,000
                                                     =========

D. INCOME TAX STATUS

   The Trust is considered a partnership for income tax purposes. The Trust has been deemed to have made an election out of the partnership's provisions of the Internal Revenue Code. Therefore, no partnership income tax returns are filed on behalf of the Trust. Distributions to certificate holders are taxable to the certificate holders, and reported by means of an information return. Accordingly, no provision for income taxes has been made in the financial statements.

E. RECLASSIFICATIONS

   Certain items have been reclassified in the 1994 and 1993 financial statements to be consistent with the presentation of the 1995 financial statements. There is no impact on retained earnings.