Form 10-Q
period 1995-08-31
BANKERS BUILDING LAND TRUST
filed 1995-12-20
CIK 314404

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549



                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934



Commission File Number 0-9086


For Quarter Ended August 31, 1995



                             BANKERS BUILDING LAND TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Illinois                                                36-6067489
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                      AMCORE Bank N.A., 501 Seventh Street
                       Rockford, Illinois  61104, Trustee
                    ----------------------------------------
                    (Address of principal executive offices)



                                 815-968-2241
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

                                PART I - ITEM 1



                          BANKERS BUILDING LAND TRUST
                                 BALANCE SHEETS
                     as of August 31, 1995 and May 31, 1995
                                    _______



                                                                   August 31,            May 31,
                ASSETS                                               1995                 1995
                                                                 -------------        -------------
                                                                   (Unaudited)


Cash                                                              $     76,127        $     79,335

Land subject to operating lease                                      4,250,000           4,250,000
                                                                  ------------        ------------

              Total assets                                        $  4,326,127        $  4,329,335
                                                                  ============        ============



        LIABILITIES and EQUITY


Due to certificate holders                                        $     74,072        $     73,865

Other liabilities                                                        1,555               4,970
                                                                  ------------        ------------
                                                                        75,627              78,835
                                                                  ------------        ------------


Certificates of beneficial interest,
      5,000 units issued and outstanding                             4,250,000           4,250,000

Retained earnings                                                          500                 500
                                                                  ------------         -----------
                                                                     4,250,500           4,250,500
                                                                  ------------         -----------
              Total liabilities and equity                        $  4,326,127         $ 4,329,335
                                                                  ============         ===========



                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              for the three months ended August 31, 1995 and 1994
                                  (Unaudited)
                                    _______





                                                                     1995           1994
                                                                     ----           ----
Operating revenues:

   Rent                                                             $68,750        $68,750

   Servicing fees                                                     1,987          1,987
                                                                    -------        -------

              Total operating revenues                               70,737         70,737
                                                                    -------        -------


Operating expenses:

   Trustee fees and other expenses                                    1,987          1,987
                                                                    -------        -------

              Net Income                                             68,750         68,750
                                                                    -------        -------

   Retained earnings, beginning of the year                             500            500
                                                                    -------        -------

                                                                     69,250         69,250
                                                                    -------        -------

   Distributions to certificate holders                              68,750         68,750
                                                                    -------        -------

   Retained earnings, end of year                                   $   500        $   500
                                                                    =======        =======





                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF CASH FLOWS
              for the three months ended August 31, 1995 and 1994
                                  (Unaudited)
                                    _______





                                                                        1995              1994
                                                                        ----              ----
Cash flows from operating activities:

   Net income                                                         $ 68,750          $ 68,750

   Adjustments to reconcile net income
         to net cash provided by
         operating activities:

      Changes in assets and liabilities:

         Due to certificate holders                                        207                 82

         Other liabilities                                              (3,415)             3,096
                                                                      --------           --------

              Net cash provided by
                     operating activities                               65,542             71,928
                                                                      --------           --------

Cash flows from financing activities:

   Distributions to certificate holders                                (68,750)           (68,750)
                                                                      --------           --------

              Net cash used in financing activities                    (68,750)           (68,750)
                                                                      --------           --------

Net change in cash                                                      (3,208)             3,178

Cash balance, beginning of period                                       79,335             79,575
                                                                      --------           --------

Cash balance, end of period                                           $ 76,127           $ 82,753
                                                                      ========           ========




                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                    _______




1. The balance sheet as of August 31, 1995, the statements of operations, and the statements of cash flows for the three months ended August 31, 1995 and 1994 have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The May 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1995 annual report. The results of operations for the period ended August 31, 1995 are not necessarily indicative of the operating results for the full year.


2. Subsequent to the quarter end, the trustee was informed that the lessee of the property had filed for reorganization under Chapter 11 of the Bankruptcy Code on September 22, 1995. The trustee has filed a Report on Form 8K with the SEC regarding this matter. The second quarter rent due September 1 was remitted to the Trust on October 10, 1995.

                                PART I - ITEM 2




                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations




Due to the passive nature of the Registrant's activities, which generally include only the collection of rent and the disbursements of these proceeds less expenses to the certificate holders of the Registrant, there has been no material variation in the Registrant's financial condition or results of operations.

However, the lessee of the property owned by the Trust has filed for reorganization under Chapter 11 of the Bankruptcy Code. The trustee will take steps to protect the rights of the Trust, including future collection of rent. The payment of distributions to the certificate holders is dependent upon the collection of unpaid rent.

                                PART II - ITEM 6





Exhibits and reports on Form 8-K


(a)    Exhibits - None.


(b) There have been no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES





Pursuant to the requirements of                Date   September 29, 1995
                                                    ---------------------------

the Securities Exchange Act of                      Bankers Building Land Trust
                                                    ---------------------------

1934, the Registrant has duly                  By   AMCORE Bank N.A., Trustee
                                                    ---------------------------

caused this report to be signed

on its behalf by the undersigned,              By     /s/ Patricia N. Fong
                                                    ---------------------------
thereunto duly authorized.                                Patricia N. Fong
                                                          Vice President
                                                          and Trust Officer