Form 10-Q
period 1995-11-30
BANKERS BUILDING LAND TRUST
filed 1996-01-16
CIK 314404

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934



Commission File Number 0-9086


For Quarter Ended November 30, 1995



                          Bankers Building Land Trust
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Illinois                                         36-6067489
-------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)




                      AMCORE Bank N.A., 501 Seventh Street
                      Rockford, Illinois  61104, Trustee
                  --------------------------------------------
                    (Address of principal executive offices)



                                 815-968-2241
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_    No ___

                                PART I - ITEM 1

                          BANKERS BUILDING LAND TRUST
                                 BALANCE SHEETS
                            as of November 30, 1995
                                    _______




                                                                                      November 30,               May 31,
                ASSETS                                                                    1995                     1995
                                                                                       -----------             ------------
                                                                                       (Unaudited)


Cash                                                                                   $   77,119               $    79,335

Land subject to operating lease                                                         4,250,000                 4,250,000
                                                                                       ----------               -----------

              Total assets                                                             $4,327,119                $4,329,335
                                                                                       ==========               ===========

        LIABILITIES and EQUITY

Due to certificate holders                                                             $   74,539                 $  73,865

Other liabilities                                                                           2,080                     4,970
                                                                                       ----------                ----------

                                                                                           76,619                    78,835
                                                                                       ----------                ----------

Certificates of beneficial interest,
      5,000 units issued and outstanding                                                4,250,000                 4,250,000

Retained earnings                                                                             500                       500
                                                                                       ----------                ----------

                                                                                        4,250,500                 4,250,500
                                                                                       ----------                ----------
              Total liabilities and equity                                             $4,327,119                $4,329,335
                                                                                       ==========                ==========



                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF OPERATIONS
                   for the three-months and six-months ended
                           November 30, 1995 and 1994
                                  (Unaudited)
                                    _______




                                                                         For the Three                   For the Six
                                                                         Months Ended                   Months Ended
                                                                          November 30,                   November 30,
                                                                         -------------                  -------------

                                                                      1995          1994                1995         1994
                                                                      ----          ----                ----         ----
Operating revenues:

   Rent                                                              $68,750      $68,750              $137,500   $137,500

   Servicing fees                                                      1,987        1,987                 3,974      3,974
                                                                     -------      -------              --------   --------

              Total operating revenues                                70,737       70,737               141,474    141,474
                                                                     -------      -------              --------   --------


Operating expenses:

   Trustee fees and other expenses                                     1,987        1,987                 3,974      3,974
                                                                     -------      -------              --------   --------
              Net Income                                              68,750       68,750               137,500    137,500
                                                                     -------      -------              --------   --------

   Retained earnings, beginning of the year                              500          500                   500        500
                                                                     -------      -------              --------   --------

                                                                      69,250       69,250               138,000    138,000
                                                                     -------      -------              --------   --------


   Distributions to certificate holders                               68,750       68,750               137,500    137,500
                                                                     -------      -------              --------   --------

   Retained earnings, end of year                                    $   500      $   500              $     500  $    500
                                                                     =======      =======              =========  ========



                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF CASH FLOWS
                            for the six-month ended
                           November 30, 1995 and 1994
                                  (Unaudited)
                                   ________

                                                                                                     November 30,
                                                                                                     ------------

                                                                                                 1995             1994
                                                                                                 ----             ----
Cash flows from operating activities:

   Net income                                                                                    $68,750         $68,750

   Adjustments to reconcile net income
         to net cash provided by operating
         activities:

      Changes in assets and liabilities:

         Due to certificate holders                                                                  674          (3,632)

         Other liabilities                                                                        (2,890)          2,030
                                                                                                 -------         -------

              Net cash provided by operating activities                                           66,534          67,148

Cash flows from financing activities:

   Distributions to certificate holders                                                          (68,750)        (68,750)
                                                                                                 -------         -------

              Net cash used in financing activities                                              (68,750)        (68,750)
                                                                                                 -------         -------

Net change in cash                                                                                (2,216)         (1,602)

Cash balance, beginning of period                                                                 79,335          79,575
                                                                                                 -------         -------

Cash balance, end of period                                                                      $77,119         $77,973
                                                                                                 =======         =======



                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                          NOTE TO FINANCIAL STATEMENTS
                                    _______





1. The balance sheet as of November 30, 1995, the statements of operations for the three-month and six-month periods ended November 30, 1995 and 1994, and the statements of cash flows for the six-month periods ended November 30, 1995 and 1994, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The May 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1995 annual report. The results of operations for the period ended November 30, 1995 are not necessarily indicative of the operating results for the full year.


2. During the quarter, the trustee was informed that the lessee of the property had filed for reorganization under Chapter 11 of the Bankruptcy Code on September 22, 1995. The trustee filed a Report on 8-K with the SEC on October 6, 1995 regarding this matter. Subsequent to the quarter end, the trustee was informed that the lessee failed timely to pay the Cook County, Illinois collector the real estate taxes of $780,385 (including penalties as of 12/1/95). The trustee has delivered notice to the lessee and its lender that such failure to pay the real estate taxes constitutes a default under the lease. The lessee has until February 15, 1996 to rectify the default. The trustee has filed a Report on 8-K with the SEC on December 19, 1995 regarding this matter.

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

In addition, the trustee has delivered notice to the lessee and its lender that the failure to pay delinquent real estate taxes constitutes a default under the lease. The lessee has until February 15, 1996 to rectify the default.

                                PART II - ITEM 6





Exhibits and reports on Form 8-K


(a)    Exhibits - None.


(b) A report on Form 8-K was filed October 6, 1995 notifying the SEC of the bankruptcy of the lessee.

       Subsequent to quarter end, a report on Form 8-K was filed December 19, 1995 notifying the SEC of the delinquent real estate tax payment.

                                   SIGNATURES





Pursuant to the requirements of           Date          January 13, 1996
                                                --------------------------------
the Securities Exchange Act of                     Bankers Building Land Trust

1934, the Registrant has duly             By       AMCORE Bank N.A., Trustee
                                                --------------------------------
caused this report to be signed

on its behalf by the undersigned,         By         /s/ Patricia N. Fong
                                                --------------------------------
thereunto duly authorized.                               Patricia N. Fong
                                                          Vice President
                                                         and Trust Officer