Form 10-Q
period 1996-02-29
BANKERS BUILDING LAND TRUST
filed 1996-04-12
CIK 314404

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934



Commission File Number 0-9086


For Quarter Ended February 29, 1996



                          BANKERS BUILDING LAND TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Illinois                                                                              36-6067489
- -------------------------------                                                         ----------------------------
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



Indicate by check mark whether the Registrant (1) has filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ---

                                PART I - ITEM 1


                          BANKERS BUILDING LAND TRUST
                                 BALANCE SHEETS
                    as of February 29, 1996 and May 31, 1995
                                    _______




                                                                           February 29,                  May 31,
              ASSETS                                                          1996                        1995
                                                                        ------------------              ---------
                                                                           (Unaudited)
Cash                                                                          $   78,118                $   79,335

Land subject to operating lease                                                4,250,000                 4,250,000
                                                                              ----------                ----------

              Total assets                                                    $4,328,118                $4,329,335
                                                                              ==========                ==========


        LIABILITIES and EQUITY


Due to certificate holders                                                    $   74,539                $   78,835

Other liabilities                                                                  3,079                     4,970
                                                                              ----------                ----------
                                                                                  77,618                    78,835
                                                                              ----------                ----------

Certificates of beneficial interest,
      5,000 units issued and outstanding                                       4,250,000                 4,250,000

Retained earnings                                                                    500                       500
                                                                              ----------                ----------

                                                                               4,250,500                 4,250,500
                                                                              ----------                ----------

              Total liabilities and equity                                    $4,328,118                $4,329,335
                                                                              ==========                ==========



                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF OPERATIONS
                for the three-month and nine-month periods ended
                    February 29, 1996 and February 28, 1995
                                  (Unaudited)
                                    _______





                                                           For the Three                        For the Nine
                                                            Months Ended                        Months Ended
                                                            ------------                        -------------

                                                    February 29,     February 28,        February 29,     February 28,
                                                       1996             1995               1996              1995
                                                       ----             ----               ----              ----
Operating revenues:

   Rent                                              $68,750          $68,750             $206,250         $206,250

   Servicing fees                                      1,987            1,987                5,961            5,961
                                                     -------          -------             --------         --------

              Total operating revenues                70,737           70,737              212,211          212,211
                                                     -------          -------             --------         --------

Operating expenses:

   Trustee fees and expenses paid                      1,987            1,987                5,961            5,961
                                                     -------          -------             --------         --------
              Net income                              68,750           68,750              206,250          206,250
                                                     -------          -------             --------         --------

Retained earnings, beginning of year                     500              500                  500              500
                                                     -------          -------             --------         --------

                                                      69,250           69,250              206,750          206,750
                                                     -------          -------             --------         --------

Distributions to certificate holders                  68,750           68,750              206,250          206,250
                                                     -------          -------             --------         --------

Retained earnings, end of year                       $   500          $   500             $    500         $    500
                                                     =======          =======             ========         ========


                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF CASH FLOWS
                           for the nine months ended
                    February 29, 1996 and February 28, 1995
                                  (Unaudited)
                                    _______



                                                                                      February 29,      February 28,

                                                                                      1996              1995
                                                                                      ----              ----
Cash flows from operating activities:

   Net income                                                                         $206,250        $ 206,250

   Adjustments to reconcile net income to
         net cash used  by  operating activities:

      Changes in assets and liabilities:

         Due to certificate holders                                                        674           (3,535)

         Other liabilities                                                              (1,891)           1,542
                                                                                      ---------        ---------
Net cash used by operating activities                                                   (1,217)          (1,933)

Cash flows from financing activities:

   Distributions to certificate holders                                               (206,250)        (206,250)
                                                                                       ---------        ---------

Net change in cash                                                                      (1,217)          (1,933)

Cash balance, beginning of period                                                       79,335           79,575
                                                                                      ---------        ---------

Cash balance, end of period                                                          $  78,118        $  77,582
                                                                                     =========        =========




                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                          NOTE TO FINANCIAL STATEMENTS
                                    _______





1. The balance sheet as of February 29, 1996, the statements of operations for the three-month and nine-month periods ended February 29, 1996 and February 28, 1995, and the statements of cash flows for the nine-month periods ended February 29, 1996 and February 28, 1995, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The May 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1995 annual report. The results of operations for the period ended February 29, 1996 are not necessarily indicative of the operating results for the full year.

2. During the second quarter of 1995, the trustee was informed that the lessee of the property had filed for reorganization under Chapter 11 of the Bankruptcy Code on September 22, 1995. The trustee filed a Report on 8-K with the SEC on October 6, 1995 regarding this matter. During the third quarter, the trustee was informed that the lessee failed timely to pay the Cook County, Illinois collector the real estate taxes of $780,385 (including penalties as of December 1, 1995). The trustee delivered notice to the lessee and its lender that such failure to pay the real estate taxes constitutes a default under the lease. The trustee filed a Report on 8-K with the SEC on December 19, 1995, regarding this matter. Subsequently, the trustee was informed that the real estate taxes had been paid in full on February 7, 1996.

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

      In addition, the trustee delivered notice to the lessee and its lender that the failure to pay delinquent real estate taxes constitutes a default under the lease. The default was rectified on February 7, 1996.

                                PART II - ITEM 6


Exhibits and reports on Form 8-K


(a)    Exhibits - None.


(b) During the third quarter, a report on Form 8-K was filed December 19, 1995 notifying the SEC of the delinquent real estate tax payment.

       During the second quarter, a report on Form 8-K was filed October 6, 1995 notifying the SEC of the bankruptcy of the lessee.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of                                      Date             April 12, 1996
                                                                           ------------------------------

the Securities Exchange Act of                                                Bankers Building Land Trust
                                                                              ---------------------------

1934, the Registrant has duly                                        By      AMCORE Bank N.A., Trustee
                                                                             -------------------------

caused this report to be signed

on its behalf by the undersigned,                                    By         /s/ Patricia N. Fong
                                                                           ---------------------------------
                                                                                    Patricia N. Fong
thereunto duly authorized.                                                         Vice President
                                                                                  and Trust Officer