Form 10-K405
period 1996-05-31
BANKERS BUILDING LAND TRUST
filed 1996-08-30
CIK 314404

                                                                Exhibit Index on
                                                                   Page 12 of 20


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the fiscal year ended May 31, 1996             Commission File Number 0-9086


                          BANKERS BUILDING LAND TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



               Illinois                                      36-6067489
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


          AMCORE Bank N.A., Rockford
              501 Seventh Street
          Rockford, Illinois, Trustee                               61104
    ----------------------------------------                      ----------
    (Address of principal executive offices)                      (Zip Code)


    Registrant's telephone number, including area code:         815-968-2241
                                                                ------------



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

Yes   X    No
    -----    -----
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----    -----

                                     PART I



Item 1.   Business



Registrant, Bankers Building Land Trust (the "Trust") is a trust organized under the laws of the State of Illinois, which is engaged in the single business activity of holding title to certain land at the southwest corner of Clark and West Adams Streets in Chicago, Illinois, collecting rent under the lease described below and disbursing the net proceeds. The Trust was formed under a Trust Agreement and Declaration of Trust (the "Trust Agreement") dated June 1, 1926 with the National Bank of the Republic of Chicago, as Trustee, and will terminate upon the occurrence of certain conditions set forth in the Trust Agreement. In 1933, Illinois National Bank and Trust Company (the "Bank"), 501 Seventh Street, P.O. Box 1537, Rockford, Illinois 61110-0037 (AMCORE Bank N.A., Rockford after 1985) became Trustee of the Trust (the "Trustee") as a result of the resignation of the original Trustee. AMCORE Bank N.A., Rockford utilizes AMCORE Trust Company ("Trust Company") to perform its duties as Trustee. The Trust has no employees but the Trust Company currently employs 132 persons.

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

The Lease was recorded in the Cook County deed records on July 12, 1926 with the original Lessee, Adams Clark Building Corporation, assuming the obligation to wreck the existing buildings on the premises and construct a new office building at a cost of not less than $4,650,000. The original lessors were Ernest M. Jackson and Carrie M. Jackson, who after assigning their interest to the Trust on July 10, 1926, shortly thereafter sold the Certificates for an amount which the Trustee understands to have been approximately $1,000 per Unit. The current Lessee of the trust property is LaSalle National Bank, as Trustee of Trust Number 49371 dated August 25, 1975, which obtained the leasehold interest by an Assignment dated August 25, 1975. The Lease provided for an option to purchase the property for $5,500,000 but the option expired on June 1, 1976 unexercised. There are no further options outstanding.

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

At the termination of the Lease either by default or expiration, the Trust will become the owner of the building and the property will no longer be subject to any lease. It is unclear what value, if any, the building might have in the year 2025 when the Lease expires. It is possible that the building may become unsuitable for rental purposes prior to the expiration of the Lease. As the Bankers Building gets older and requires more maintenance or remodeling in order to be suitable for tenant occupancy, the Lessee or any successor may be unwilling to make the financial outlays necessary to attract tenants in view of the reversion of the building to the Trust in the year 2025. Accordingly, the Trust may find it necessary to sell the property to the Lessee, or to someone who can combine the Trust's interest in the property and the Lessee's interest in the building into an economically feasible unit. If such a sale occurs prior to the expiration of the Lease, there will be a distribution of the sale proceeds to the Certificate Holders and a termination of the Trust. Presently, the Trustee is not actively seeking a purchaser of the Trust Estate, but that could change depending on the release of the bankruptcy proceeding described in Items 3 and 7.

Item 3.   Legal Proceedings

The Trustee has filed its Appearance in the bankruptcy proceeding initiated by beneficiary of the Lessee. See Item 7 for additional information.

There are no other material pending legal proceedings to which the Trustee is a party or of which the property in the Trust is the subject.






Item 4.   Submission of Matters to a Vote of Security Holders


No matter was submitted during the fourth quarter of the 1996 fiscal year to a vote of Security Holders.








                                    PART II



Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters


The Trustee understands that there is no regular market for the Certificates but that certain brokers have from time to time handled occasional transactions in the Certificates. The price for the Units in transactions in which the Trustee was aware of the sales price was approximately $810 to $870 in fiscal year 1996 and $790 to $850 in fiscal year 1995.

As of May 31, 1996, the number of Certificate Holders of record was 459.  (See
Item 1. Business for a description of the distribution to Certificate Holders of the proceeds payable under the Lease.)

Item 6.   Selected Financial Data


This selected financial data should be read in conjunction with the financial statements and related notes of Bankers Building Land Trust appearing elsewhere herein.


                                             Year ended May 31,
                            ----------------------------------------------------

                            1996        1995        1994        1993        1992
                            ----        ----        ----        ----        ----

Operating revenues:


 Rent                   $  275,000  $  275,000  $  275,000  $  275,000  $  275,000


 Servicing fees              7,950       7,950       7,950       7,950       7,948
                        ----------  ----------  ----------  ----------  ----------


Total operating
   revenues                282,950     282,950     282,950     282,950     282,948
                        ----------  ----------  ----------  ----------  ----------


Operating expenses:


 Trustee fees and
     other expenses         27,950       7,950      27,950       7,950       7,948
                        ----------  ----------  ----------  ----------  ----------

Total operating
   expenses                 27,950       7,950      27,950       7,950       7,948
                        ----------  ----------  ----------  ----------  ----------


Net income              $  255,000  $  275,000  $  255,000  $  275,000  $  275,000
                        ==========  ==========  ==========  ==========  ==========


Distributions to
   certificate
   holders              $  255,000  $  275,000  $  255,000  $  275,000  $  275,000
                        ==========  ==========  ==========  ==========  ==========


Total assets
   at year-end          $4,399,995  $4,329,335  $4,329,575  $4,329,041  $4,338,619
                        ==========  ==========  ==========  ==========  ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Due to the passive nature of the Registrant's activities, which generally include only the collection of rent and the disbursements of these proceeds less expenses to the Certificate Holders of the Registrant, there has been no material variation in the Registrant's financial condition or results of operations, during the year ended May 31, 1996. However, as described in Item 3, the beneficiary of the Lessee of the land has declared bankruptcy. The Trustee is not able to determine the impact of this action unless there is an uncured default under the terms of the Lease. In the event of such default, the Trust will become the owner of the building situated on the land.


Item 8.   Index to Financial Statements and Schedules


                                                                 Pages
                                                                 -----

         Independent Auditor's Report                              F-l


         Financial Statements:

        Balance Sheets as of May 31, 1996 and 1995                 F-2

          Statements of Operations and Retained Earnings
            for the years ended May 31, 1996, 1993 and 1994        F-3

          Statements of Cash Flows for the years ended
            May 31, 1996, 1995 and 1994                            F-4

          Notes to Financial Statements                      F-5 - F-6

          Report of Independent Accountants                          1




All schedules are omitted because they are not applicable, are not required, or the information is included in the financial statements or footnotes thereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


The Trust has not reappointed Coopers & Lybrand L.L.P. as its auditors due to the integration of their Rockford office with their Chicago office. The Trust decided to return to a local firm, McGladrey & Pullen, LLP, in order to control cost.

                                    PART III




Item 10.   Directors and Executive Officers of the Registrant



The Trust has no directors or executive officers. The Trust Company administers the Trust pursuant to a Trust Agreement which sets out the responsibilities and duties of the Trustee. Such duties include, but are not limited to, the following tasks: keeping the register of names of the Certificate Holders, maintaining records showing receipts and disbursements of the Trust, collecting rents and distributing income to the Certificate Holders and other ministerial duties relating to the operation of the Trust. The self-executing provisions of the Trust Agreement and the 99 year Lease, along with the passive nature of the Trust, limits the involvement of the Trustee to the above activities. However, in the event of a default by the Lessee, the Trustee has the authority to take such action as is necessary and proper for the best interests of the Trust with respect to managing, leasing, operating, selling or otherwise disposing of the Trust Estate. The Trustee may in the event of default terminate the Trust by transferring title to the Certificate Holders for them to hold as tenants in common. In addition, the Trustee is empowered upon such default to sell a portion of or the entire Trust Estate and distribute ratably the net proceeds of such sale after deducting all necessary expenses of the sale including reasonable compensation for the Trustee. If the Trust is not terminated by other provisions in the Trust Agreement, the Trust will terminate 21 years after the death of the last to die of the persons specified in the Trust Agreement. As of January 1996, the Trustee was aware of one individual specified in the Trust Agreement who was still living.

Although not required to do so, the Trustee may in its absolute discretion seek the advice of the Certificate Holders. If a majority interest of the Certificate Holders agree on a course of action that is not inconsistent with express provisions of the Trust Agreement, the Trustee may, but is not obligated to, effectuate such course of action.

The Bank is chartered as a national bank and, as such, the Bank and the Trust Company are under the supervision of, and subject to regular examination by, the Comptroller of the Currency and, in the case of the Trust Company only, the State of Illinois. In addition, the Bank is subject to the rules and regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation. As of May 31, 1996, the assets and deposits of the Bank were approximately $1,437,434,000 and $1,400,483,000, respectively. The Trust Company had approximately 4,300 accounts and the market value of assets held in accounts over which the Trust Company exercised investment discretion was approximately $2,216,617,000 as of May 31, 1996. The Trust Company consists of 132 employees and officers. The principal persons in the Trust Company are:
Roger Reno, Chairman of the Board; Carl J. Dargene, Vice Chairman of the Board; Alan W. Kennebeck, President, and Chief Executive Officer; Lee R. Mayer, Secretary; Marvin R. Anderson, Treasurer, Senior Vice President and Controller; Jay R. Maddox, Executive Vice President, Trust Officer; Lillie L. Rude, Executive Vice President and Trust Officer.

Item 11.   Executive Compensation


Unless paid by the Lessee, the Trustee is entitled to reasonable compensation out of the gross rental proceeds payable under the Lease for its services and management of the Trust and reimbursement for expenses reasonably incurred in connection with the administration of the Trust. In the event the Trustee renders extraordinary services to the Trust, it is entitled to additional reasonable compensation from the same sources. Such amounts are payable from the gross income or proceeds of the Trust Estate prior to distribution of the net proceeds to the Certificate Holders. The Lease requires the Lessee to pay the Trustee its compensation and any amount incurred in connection with the Trust's administration which would otherwise be payable out of the gross income of the Trust Estate and would act to reduce the net income of $55 per year per Unit ($275,000/5,000 Units = $55) that was intended under the Lease for distribution to the Certificate Holders. The current Trustee is not aware of any period during which the Certificate Holders were entitled to receive their distribution of $55 per annum per Certificate and received less than this amount except for the years ended May 31, 1987, May 31, 1994, and May 31, 1996. During 1987, the Trust incurred a $5,000 fee for an appraisal of the land owned by the Trust. The distribution for 1987 was $54 per Certificate. During 1994, the Trust incurred a $20,000 legal fee. The distribution for 1994 was $51 per certificate. During 1996, the Trust accrued $20,000 in legal fees.
The distribution for 1996 was $51 per certificate. Reduced distributions could occur if the Lessee or any successor defaulted under the Lease and the Trustee was unable to lease or sell the building and land or if the Lessee or any successor refused to pay or reimburse the Trustee for expenses of the Trust.
As provided in the Lease, the Lessee is currently reimbursing the Trustee for the costs associated with the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Lease requires the Lessee to pay rents quarterly in advance. Payment to the Certificate Holders is not made until the first day of the following quarter. The Trust Agreement does not obligate the Trustee to pay interest to the Certificate Holders for the interest earned, if any, during the period in which the Trustee has receipt of the rents but is not yet obligated to make distributions to the Certificate Holders. Total trust fees were $7,950 for the year ended May 31, 1996.



Item 12.   Security Ownership of Certain Beneficial Owners and Management


The following table lists the beneficial ownership of the Trust's certificates of beneficial interest with respect to all persons known by the Trust as of May 31, 1996 to be beneficial owners of more than five percent of such certificates.



Name and Address of Beneficial Owner  Amount of Beneficial Interest  Percent of Class
- ------------------------------------  -----------------------------  ----------------

Cede & Co.                                                    2,668            53.36%
Box 222
Bowling Green Station
New York, NY  10004

Smith Barney Shearson                                           308             6.16%
388 Greenwich Street
New York, NY  10013


Item 13.   Certain Relationships and Related Transactions



See Item 12. above.

                                   PART IV





Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K



(a)  See Item 8.  Index to Financial Statements and Schedules on Page 6.


(b)  See "Exhibit Index" on Page 11.


(c) During the second quarter, a report on Form 8-K was filed October 6, 1995 notifying the SEC of the bankruptcy of the lessee.

     During the third quarter, a report on Form 8-K was filed December 19, 1995 notifying the SEC of unpaid real estate taxes. In addition, a report on Form 8-K was filed February 16, 1996 notifying the SEC of the subsequent payment of delinquent real estate taxes and possible termination of the Lease.

     During the fourth quarter, a report on Form 8-K was filed April 23, 1996 notifying the SEC of the suspension of the notice of Lease termination.

     Subsequent to the year end, a report on Form 8-K was filed August 7, 1996 notifying the SEC of the change in accountants.

                                   SIGNATURES





        Pursuant to the requirements of    Date     August 21, 1995
                                                ------------------------


        the Securities Exchange Act of      Bankers Building Land Trust
                                           -----------------------------
                                                   (Registrant)

        1934, the Registrant has duly
                                               AMCORE Bank N.A.,

        caused this report to be signed    By     Rockford, Trustee
                                              --------------------------


        on its behalf by the undersigned,  By    /s/ Patricia N. Fong
                                              --------------------------

                                              Patricia N. Fong,
        thereunto duly authorized.            Assistant Vice President
                                              and Trust Officer

                                   SIGNATURES






        Pursuant to the requirements of    Date     August 21, 1995
                                                -----------------------


        the Securities Exchange Act of      Bankers Building Land Trust
                                           ----------------------------
                                                  (Registrant)

        1934, the Registrant has duly
                                               AMCORE Bank N.A.,

        caused this report to be signed    By     Rockford, Trustee
                                              -------------------------


        on its behalf by the undersigned,  By  /s/ Patricia N. Fong
                                             --------------------------

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

                                   CONTENTS

- -----------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                  F-1
- -----------------------------------------------------------------
FINANCIAL STATEMENTS

Balance sheets                                                F-2

 Statements of operations and retained earnings               F-3

 Statements of cash flows                                     F-4

 Notes to financial statements                          F-5 - F-6
- -----------------------------------------------------------------

                     [MCGLADREY & PULLEN, LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


To the Trustee
Bankers Building Land Trust
Rockford, Illinois

We have audited the accompanying balance sheet of Bankers Building Land Trust as of May 31, 1996, and the related statements of operations and retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Bankers Building Land Trust as of May 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                /s/ McGladrey & Pullen, LLP

Rockford, Illinois
July 19, 1996

BANKERS BUILDING LAND TRUST

BALANCE SHEETS
MAY 31, 1996 AND 1995

                                                           1996             1995
- ------------------------------------------------------------------------------------
ASSETS

Cash                                                   $    149,995     $     79,335
Land subject to operating lease                           4,250,000        4,250,000
                                                       -----------------------------
       TOTAL ASSETS                                    $  4,399,995     $  4,329,335
                                                       =============================

LIABILITIES AND CERTIFICATE HOLDERS' EQUITY

Liabilities
  Due to certificate holders                           $     48,750     $     73,013
  Deferred rental income                                     68,750                -
  Advance from lessee                                        11,995            5,822
  Accrued legal fees                                         20,000                -
                                                       -----------------------------
       TOTAL LIABILITIES                                    149,495           78,835

Certificate holders' equity
  Certificates of beneficial interest
    5,000 units issued and outstanding                    4,250,000        4,250,000
  Retained earnings                                             500              500
                                                       -----------------------------
       TOTAL CERTIFICATE HOLDERS' EQUITY                  4,250,500        4,250,500
                                                       -----------------------------
       TOTAL LIABILITIES AND CERTIFICATE HOLDERS'
       EQUITY                                          $  4,399,995     $  4,329,335
                                                       =============================

See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
YEARS ENDED MAY 31, 1996, 1995, AND 1994

                                              1996           1995             1994
- ------------------------------------------------------------------------------------
Operating Revenues:
  Rent                                    $  275,000      $  275,000      $  275,000
  Servicing fees                               7,950           7,950           7,950
                                          ------------------------------------------
        Total operating revenues             282,950         282,950         282,950

Operating Expenses:
 Trustee fees and other expenses              27,950           7,950          27,950
                                          ------------------------------------------

        Net income                           255,000         275,000         255,000
                                          ------------------------------------------

Retained earnings, beginning of year             500             500             500
Distributions to certificate holders         255,000         275,000         255,000
                                          ------------------------------------------
Retained earnings, end of year            $      500      $      500      $      500
                                          ==========================================


See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST
STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1996, 1995, AND 1994

                                                   1996              1995             1994
- ---------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                   $   255,000      $   275,000      $   255,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     (Decrease) in due to certificate holders       (24,263)          (2,216)            (586)
     Increase in deferred rental income              68,750                -                -
     Increase in advance from lessee                  6,173            1,976            1,120
     Increase in accrued legal fees                  20,000                -                -
                                                ---------------------------------------------
            NET CASH PROVIDED BY OPERATING
            ACTIVITIES                              325,660          274,760          255,534
                                                ---------------------------------------------

Cash Flows From Financing Activities
Distributions to certificate holders,
NET CASH (USED IN) FINANCING ACTIVITIES            (255,000)        (275,000)        (255,000)
                                                ---------------------------------------------

            NET INCREASE (DECREASE) IN CASH          70,660             (240)             534
Cash:
    Beginning                                        79,335           79,575           79,041
                                                ---------------------------------------------
    Ending                                      $   149,995      $    79,335      $    79,575
                                                =============================================

See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Bankers Building Land Trust is a trust organized under the laws of the State of Illinois which is engaged in the single business activity of holding title to certain land in Chicago, Illinois, collecting rent from the lease of the land and disbursing the net proceeds to the holders of certificates of beneficial interest.

A summary of the Trust's significant accounting policies follows:

Accounting estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Financial instruments: The Trust has no financial instruments for which the carrying value differs materially from fair value.

Land valuations: The land has been valued at its cost to the parties that established the Trust in 1926 based upon information obtained from the records of the Cook County Recorder.

Deferred rental income: The Trust defers rental income received in advance of the period for which the rent applies. This is amortized into income over the rental period on a straight-line basis.

Reclassification: Certain items have been reclassified in the 1995 financial statements to be consistent with the presentation of the 1996 financial statements.

NOTE 2. LEASE

The Trust is the lessor of approximately 22,300 square feet of land located on the southwest corner of Clark and West Adams Streets in the central business district of the City of Chicago. The lease commenced on June 1, 1926 and expires on May 31, 2025. The annual rental, payable in quarterly installments for the leased property is $275,000 plus fees and expenses of the trustee.

The following is a schedule by years of minimum future rental income on the lease as of May 31, 1996:



  Year Ending May 31:
- ---------------------
    1,997            $    275,000
    1,998                 275,000
    1,999                 275,000
    2,000                 275,000
    2,001                 275,000
    Thereafter          6,600,000
                     ------------
   Total minimum
   future rentals    $  7,975,000
                     ============

The lessee of the land has declared bankruptcy. The outcome of how these bankruptcy proceedings will affect this lease cannot be determined, other than that under the terms of the lease, the ownership of the building situated on the land, in the event of default, will revert to the Trust.

NOTE 3.     INCOME TAXES

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