Form 10-Q
period 1996-08-31
BANKERS BUILDING LAND TRUST
filed 1996-10-15
CIK 314404

                                  FORM 10-Q







                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.

                                    20549


                 Quarterly Report Under Section 13 or 15(d)
                   of The Securities Exchange Act of 1934



Commission File Number 0-9086

For Quarter Ended   August 31, 1996



                         Bankers Building Land Trust
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)







      Illinois                                                   36-6067489
---------------------------                                --------------------

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



                    AMCORE Bank N.A., 501 Seventh Street
                     Rockford, Illinois  61104, Trustee
          -------------------------------------------------------

                  (Address of principal executive offices)




                                815-968-2241
       ------------------------------------------------------------

            (Registrant's telephone number, including area code)







Indicate by check mark whether the Registrant (1) has filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No

                               PART I - ITEM 1

                         BANKERS BUILDING LAND TRUST
                               BALANCE SHEETS
                   as of August 31, 1996 and May 31, 1996





                                                August 31,         May 31,
      ASSETS                                       1996             1996
                                                -----------     -----------
                                                (Unaudited)
Cash                                            $   84,697      $  149,955

Land subject to operating lease                  4,250,000       4,250,000
                                                 ---------       ---------

           Total assets                         $4,334,691      $4,399,995
                                                 =========       =========

        LIABILITIES and EQUITY


Due to certificate holders                      $   68,750      $   48,750
Deferred rental fees                                     -          68,750
Advance from lessee                                  8,596          11,995
Accrued legal fees                                   6,851          20,000
                                                 ---------       ---------

                                                    84,197         149,495
                                                 ---------       ---------


Certificates of beneficial interest,
      5,000 units issued and outstanding         4,250,000       4,250,000

Retained earnings                                      500             500
                                                 ---------       ---------

                                                 4,250,500       4,250,500
                                                 ---------       ---------

            Total liabilities and equity        $4,334,697      $4,399,995
                                                 =========       =========




                   The accompanying notes are an integral
                      part of the financial statements.

                         BANKERS BUILDING LAND TRUST
               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                      for the three-month periods ended
                          August 31, 1996 and 1995
                                 (Unaudited)
                                    ----


                                                   1996            1995
                                                 ---------       ---------
Operating revenues:
  Rent                                             $68,750         $68,750

  Servicing fees                                     1,987           1,987
                                                   -------         -------

            Total operating revenues                70,737          70,737
                                                   -------         -------

Operating expenses:

  Trustee fees and expenses paid                     1,987           1,987
                                                   -------         -------

            Net income                              68,750          68,750
                                                   -------         -------

Retained earnings, beginning of period                 500             500
                                                   -------         -------

                                                    69,250          69,250
                                                   -------         -------

Distributions to certificate holders                68,750          68,750
                                                   -------         -------

Retained earnings, end of period                   $   500         $   500
                                                   =======         =======





                   The accompanying notes are an integral
                      part of the financial statements.

                         BANKERS BUILDING LAND TRUST
                          STATEMENTS OF CASH FLOWS
                         for the three months ended
                          August 31, 1996 and 1995
                                 (Unaudited)
                                    ----



                                                        1996            1995
                                                      ---------       --------

Cash flows from operating activities:

  Net income                                          $  68,750       $  68,750

Adjustments to reconcile net income to
      net cash used  by  operating activities:

    Changes in assets and liabilities:
      (Decrease) in advance from lessee                  (3,399)         (3,552)
      Increase in due to certificate holders             20,000             344
      (Decrease) in deferred rental income              (68,750)              -
      (Decrease) in accrued legal fees                  (13,149)              -
                                                       --------        --------

Net cash used by operating activities                     3,452          65,542

Cash flows from financing activities:

  Distributions to certificate holders                  (68,750)        (68,750)
                                                       --------        --------

Net change in cash                                      (65,298)         (3,208)

Cash balance, beginning of period                       149,995          79,335
                                                       --------        --------

Cash balance, end of period                           $  84,697       $  76,127
                                                       ========        ========





                   The accompanying notes are an integral
                      part of the financial statements.

                         BANKERS BUILDING LAND TRUST
                        NOTE TO FINANCIAL STATEMENTS


1. The balance sheet as of August 31, 1996, the statements of operations for the three-month period ended August 31, 1996 and 1995, and the statements of cash flows for the three-month period ended August 31, 1996 and 1995, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The May 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1996 annual report. The results of operations for the period ended August 31, 1996 are not necessarily indicative of the operating results for the full year.


2. During the second quarter of 1995, the trustee was informed that the lessee of the land had filed for reorganization under Chapter 11 of the Bankruptcy Code on September 22, 1995. The trustee filed a Report on 8-K with the SEC on October 6, 1995 regarding this matter. During the third quarter, the trustee was informed that the lessee failed timely to pay the Cook County, Illinois collector the real estate taxes of $780,385 (including penalties as of December 1, 1995). The trustee delivered notice to the lessee and its lender that such failure to pay the real estate taxes constitutes a default under the lease. The trustee filed a Report on 8-K with the SEC on December 19, 1995, regarding this matter. Subsequently, the trustee was informed that the real estate taxes had been paid in full on February 7, 1996.

       During the fourth quarter, a report on Form 8-K was filed April 23, 1996 notifying the SEC of suspension of the notice of the lease termination.


3. Subsequent to the quarter end and in connection with the bankruptcy of the lessee of the land, the ownership of the building located on the land owned by the Trust has been transferred to the lessee's lender in satisfaction of the lessee's mortgage. In addition, the Trust has entered into an agreement with the lessee's lender to sell as one entity the land owned by the Trust and the building now owned by the lessee's lender. In consideration for entering into the agreement, the Trust received $250,000 from the lessee's lender.

                         BANKERS BUILDING LAND TRUST


                              FINANCIAL REPORT

                                 (COMPILED)




                               AUGUST 31, 1996

                                  CONTENTS


--------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANT'S REPORT                                              F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance sheet                                                             F-2

   Statements of operations and retained earnings                            F-3

   Statements of each flows                                                  F-4

   Notes to financial statements                                         F-5-F-6
--------------------------------------------------------------------------------

                    [McGLADREY & PULLEN, LLP LETTERHEAD]





                        INDEPENDENT ACCOUNTANT'S REPORT


To the Trustee
Bankers Building Land Trust
Rockford, Illinois

We have compiled the accompanying balance sheet of Bankers Building Land Trust as of August 31, 1996, and the related statements of operations and retained earnings and cash flows for the three months ended August 31, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting information that is the representation of management in the form of financial statements. We have not audited or reviewed the accompanying 1996 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The statements of operations and retained earnings and cash flows for the three months ended August 31, 1995 of Bankers Building Land Trust were compiled by other accountants whose report, dated October 10, 1995, stated that they did not express an opinion or any other form of assurance on those statements.

As further discussed in Note 4, the Trust has entered into an agreement with the lessee's lender, resulting from the bankruptcy of the lessee, to sell the land owned by the Trust together with the building located on the land.


                                                McGladrey & Pullen, LLP


Rockford, Illinois
October 2, 1996

BANKERS BUILDING LAND TRUST

BALANCE SHEETS
August 31, 1996
See Accountant's Report

----------------------------------------------------------------------------
ASSETS

Cash                                                          $      84,697
Land subject to operating lease                                   4,250,000
                                                              -------------
           TOTAL ASSETS                                       $   4,334,697
                                                              =============

LIABILITIES AND EQUITY


Due to certificate holders                                    $      68,750
Advance from lessee                                                   8,596
Accrued legal fees                                                    6,851
                                                              -------------
                                                                     84,197


Certificates of beneficial interest
      5,000 units issued and outstanding                          4,250,000
Retained earnings                                                       500
                                                              -------------
                                                                  4,250,500
                                                              -------------

            TOTAL LIABILITIES AND EQUITY                      $   4,334,697
                                                              =============


See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
Three Months Ended August 31, 1996 and 1995
See Accountant's Report



                                                   1996            1995
-----------------------------------------------------------------------------
Operating Revenues:
  Rent                                          $   68,750      $   68,750
  Servicing fees                                     1,987           1,987
                                                ----------------------------

            TOTAL OPERATING REVENUES                70,737          70,737

Operating Expenses:
  Trustee fees and other expenses                    1,987           1,987
                                                ----------------------------

            NET INCOME                              68,750          68,750
                                                ----------------------------

Retained earnings, beginning of period                 500             500
  Distributions to certificate holders              68,750          68,750
                                                ----------------------------

Retained earnings, end of period                $      500      $      500
                                                ============================


See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

STATEMENTS OF CASH FLOWS
Three Months Ended August 31, 1996 and 1995
See Accountant's Report


                                                                1996                 1995
-------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
  Net income                                                $     68,750           $    68,750
  Adjustments to reconcile net income to
      net cash provided by operating activities:
      Increase in due to certificate holders                      20,000                   344
      (Decrease) in deferred rental income                       (68,750)
      (Decrease) in advance from lessee                           (3,399)               (3,552)
      (Decrease) in accrued legal fees                           (13,149)                    -
                                                            -------------------------------------
          NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                             3,452                65,542
                                                            -------------------------------------

Cash Flows From Financing Activities
  Distributions to certificate holders, NET CASH
    (USED IN) FINANCING ACTIVITIES                               (68,750)              (68,750)
                                                            -------------------------------------

(Decrease) in cash                                               (65,298)               (3,208)

Cash:
    Beginning of period                                          149,995                79,335
                                                            -------------------------------------

    End of period                                           $     84,697           $    76,127
                                                            =====================================



See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

NOTES TO FINANCIAL STATEMENTS
SEE ACCOUNTANT'S REPORT

-------------------------------------------------------------------------------

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

Financial instruments: The Trust has no financial instruments for which the carrying value differs materially from the fair value.

Land valuation: The land has been valued at its cost to the parties that established the Trust in 1926 based upon information obtained from the records of the Cook County Recorder.

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

The following is a schedule by years of minimum future rentals on the lease as of August 31, 1996:



                      Year Ending August 31:
                  ----------------------------
                            1997               $        275,000
                            1998                        275,000
                            1999                        275,000
                            2000                        275,000
                            2001                        275,000
                        Later years                   6,531,250
                                               ----------------

                Total minimum future rentals   $      7,906,250
                                               ================


NOTES TO FINANCIAL STATEMENTS
SEE ACCOUNTANT'S REPORT

-------------------------------------------------------------------------------

NOTE 2.  LEASE (CONTINUED)

The lessee of the land has declared bankruptcy. The outcome of how these bankruptcy proceedings will affect this lease cannot be determined, other than that under the terms of the lease, the ownership of the building situated on the land, in the event of uncured default, will revert to the Trust.

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

NOTE 4.  SUBSEQUENT EVENT

In connection with the bankruptcy of the lessee of the land, ownership of the building located on the land owned by the Trust has been transferred to the lessee's lender in satisfaction of the lessee's mortgage. In addition, the Trust has entered into an agreement with the lessee's lender to sell as one entity the land owned by the Trust and the building now owned by the lessee's lender. In consideration for entering into the agreement, the Trust received $250,000 from the lessee's lender.

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

                              PART II - ITEM 6

Exhibits and reports on Form 8-K

(a)     Exhibits - None.

(b) During the first quarter, a report on Form 8-K was filed August 7, 1996 notifying the SEC of the change in accountants.

        Subsequent to the quarter end, a report on Form 8-K was filed September 20, 1996 notifying the SEC of transfer of the building in satisfaction of the lessee's mortgage. In addition, the Trust entered into an agreement with the lessee's lender to sell the land and the building as one entity.

                                 SIGNATURES


Pursuant to the requirements of              Date
                                                 -----------------------------

the Securities Exchange Act of                     Bankers Building Land Trust


1934, the Registrant has duly                By    AMCORE Bank N.A., Trustee
                                               -------------------------------

caused this report to be signed


on its behalf by the undersigned,            By     /s/ Patricia N. Fong
                                               -------------------------------
                                                    Patricia N. Fong
thereunto duly authorized.                          Vice President
                                                    and Trust Officer

                                 SIGNATURES


Pursuant to the requirements of              Date
                                                 -----------------------------

the Securities Exchange Act of                     Bankers Building Land Trust


1934, the Registrant has duly                By    AMCORE Bank N.A., Trustee
                                               -------------------------------

caused this report to be signed


on its behalf by the undersigned,            By
                                               -------------------------------
                                                    Patricia N. Fong
thereunto duly authorized.                          Vice President
                                                    and Trust Officer