Form 10-Q
period 1996-11-30
BANKERS BUILDING LAND TRUST
filed 1997-01-16
CIK 314404

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934



Commission File Number 0-9086


For Quarter Ended   November 30, 1996
                    -----------------


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
Yes X    No
    --      --

                                PART I - ITEM 1
                                ---------------

                          BANKERS BUILDING LAND TRUST
                                 BALANCE SHEETS
                    as of November 30, 1996 and May 31, 1996


                                     ----





                                                November 30,    May 31,
         ASSETS                                    1996          1996
                                               -------------   ---------
                                               (Unaudited)


Cash                                            $  293,142    $  149,995

Land subject to operating lease                  4,250,000     4,250,000
                                                ----------    ----------

           Total assets                         $4,543,142    $4,399,995
                                                ==========    ==========


    LIABILITIES and EQUITY


Due to certificate holders                      $   88,750    $   48,750
Deferred rental fees                                     -        68,750
Advance from lessee                                202,129        11,995
Accrued legal fees                                       -        20,000
                                                ----------    ----------

                                                   290,879       146,495
                                                ----------    ----------

Certificates of beneficial interest,
    5,000 units issued and outstanding           4,250,000     4,250,000

Retained earnings                                    2,263           500
                                                ----------    ----------

                                                 4,252,263     4,250,500
                                                ----------    ----------

           Total liabilities and equity         $4,543,142    $4,399,995
                                                ==========    ==========




                    The accompanying notes are an integral
                       part of the financial statements

                          BANKERS BUILDING LAND TRUST
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   for the three months and six months ended
                           November 30, 1996 and 1995
                                  (Unaudited)

                                     ---


                                    For the three months    For the six months
                                    ended November 30,      ended November 30,
                                    ----------------------  --------------------

                                       1996        1995       1996       1995
                                       ----        ----       ----       ----

Operating revenues:

  Rent                                $ 68,750    $ 68,750   $137,500   $137,500

  Servicing fees                        23,750       1,987     25,737      3,974
                                      --------    --------   --------   --------

          Total operating revenues      92,500      70,737    163,237    141,474
                                      --------    --------   --------   --------

Operating expenses:

  Trustee fees and expenses paid         1,987       1,987      3,974      3,974
                                      --------    --------   --------   --------



          Net income                    90,513      68,750    159,263    137,500
                                      --------    --------   --------   --------


  Retained earnings, beginning of
    period                                 500         500        500        500
                                      --------    --------   --------   --------

                                        91,013      69,250    139,763    138,000
                                      --------    --------   --------   --------

  Distributions to certificate holders  88,750      68,750    157,500    137,500
                                      --------    --------   --------   --------


  Retained earnings, end of period    $  2,263     $   500   $  2,263   $    500
                                      ========    ========   ========   ========




                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF CASH FLOWS
                            for the six months ended
                           November 30, 1996 and 1995
                                  (Unaudited)

                                     ---





                                                    1996        1995
                                                    -----       ----


Cash flows from operating activities:

  Net income                                       $159,263   $137,500

  Adjustments to reconcile net income to
      net cash used  by  operating activities:

    Changes in assets and liabilities:
      Increase (decrease) in advance from lessee    190,134     (2,808)
      (Decrease) in deferred rental fees            (68,750)         -
      Increase in other liabilities                       -        592
      (Decrease) in accrued legal fees              (20,000)         -
                                                   --------   --------


Net cash provided by operating activities           260,647    135,284

Cash flows from financing activities:

  Distributions to certificate holders             (117,500)  (137,500)
                                                   --------   --------

Net change in cash                                  143,147     (2,216)

Cash balance, beginning of period                   149,995     79,335
                                                   --------   --------

Cash balance, end of period                        $293,142   $ 77,119
                                                   ========   ========





                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                          NOTE TO FINANCIAL STATEMENTS


                                     ---




1. The balance sheet as of November 30, 1996, the statements of operations for the three months and six months ended November 30, 1996 and 1995, and the statements of cash flows for the six-month period ended November 30, 1996 and 1995, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The May 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1996 annual report. The results of operations for the period ended November 30, 1996 are not necessarily indicative of the operating results for the full year.

2. During the second quarter of 1997 and in connection with the bankruptcy of the former lessee of the land, the ownership of the building located on the land owned by the Trust was transferred to the lessee's lender in satisfaction of the lessee's mortgage. In addition, the Trust has entered into an agreement with the new building owner to sell as one entity the land owned by the Trust and the building. In consideration for entering into the agreement, the Trust received $250,000 in advances from the owner. The owner assumed the lease of the land owned by the Trust.

                         BANKERS BUILDING LAND TRUST

                              FINANCIAL REPORT

                                 (COMPILED)

                              NOVEMBER 30, 1996

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

 Balance sheet                                                              F-2

 Statements of operations and retained earnings                             F-3

 Statements of cash flows                                                   F-4

 Notes to financial statements                                        F-5 - F-6

--------------------------------------------------------------------------------


                        INDEPENDENT ACCOUNTANT'S REPORT


To the Trustee
Bankers Building Land Trust
Rockford, Illinois

We have compiled the accompanying balance sheet of Bankers Building Land Trust as of November 30, 1996, and the related statements of operations and retained earnings and cash flows for the three months ended November 30, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting information that is the representation of management in the form of financial statements. We have not audited or reviewed the accompanying 1996 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The statements of operations and retained earnings and cash flows for the three months ended November 30, 1995 of Bankers Building Land Trust were compiled by other accountants whose report, dated December 29, 1995, stated that they did not express an opinion or any other form of assurance on those statements.


                                                /s/ MCGLADREY & PULLEN, LLP

Rockford, Illinois
January 2, 1997

BANKERS BUILDING LAND TRUST

BALANCE SHEETS
NOVEMBER 30, 1996
SEE ACCOUNTANT'S REPORT


----------------------------------------------------
ASSETS

Cash                                    $   293,142
Land subject to operating lease           4,250,000
                                        -----------
       TOTAL ASSETS                     $ 4,543,142
                                        ===========


LIABILITIES AND EQUITY

Due to certificate holders              $    88,750
Advance from lessee                         202,129
                                        -----------
                                            290,879

Certificates of beneficial interest
 5,000 units issued and outstanding       4,250,000
Retained earnings                             2,263
                                        -----------
                                          4,252,263
                                        -----------

       TOTAL LIABILITIES AND EQUITY     $ 4,543,142
                                        ===========



See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
SEE ACCOUNTANT'S REPORT


                                              1996          1995
------------------------------------------------------------------
Operating Revenues:
  Rent                                     $ 68,750       $ 68,750
  Servicing fees                             23,750          1,987
                                           -----------------------

            TOTAL OPERATING REVENUES         92,500         70,737

Operating Expenses:
  Trustee fees and other expenses             1,987          1,987
                                           -----------------------

            NET INCOME                       90,513         68,750
                                           -----------------------

Retained earnings, beginning of period          500            500
  Distributions to certificate holders       88,750         68,750
                                           -----------------------

Retained earnings, end of period           $  2,263       $    500
                                           =======================

See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
SEE ACCOUNTANT'S REPORT

                                                     1996            1995
----------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                      $  90,513        $ 68,750
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Increase in advance from lessee               193,533             744
      Increase in other liabilities                      -              248
      (Decrease) in accrued legal fees               (6,851)             -
          NET CASH PROVIDED BY OPERATING          -------------------------
            ACTIVITIES                              277,195          69,742
                                                  -------------------------

Cash Flows From Financing Activities
  Distributions to certificate holders, NET CASH
    (USED IN) FINANCING ACTIVITIES                  (68,750)        (68,750)
                                                  -------------------------

Increase in cash                                    208,445             992

Cash:
  Beginning of period                                84,697          76,127
                                                  -------------------------

  End of period                                   $ 293,142        $ 77,119
                                                  =========================

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

Advance from lessee:    This consists of advances received by the Trust to pay
for expenses which are due by the lessee.

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

The following is a schedule by years of minimum future rentals on the lease as of November 30, 1996:


                 Year Ending November 30:
               ----------------------------
                        1,997                   $    275,000
                        1,998                        275,000
                        1,999                        275,000
                        2,000                        275,000
                        2,001                        275,000
                     Later years                   6,462,500
                                                ------------

               Total minimum future rentals     $  7,837,500
                                                ============

NOTES TO FINANCIAL STATEMENTS
SEE ACCOUNTANT'S REPORT

--------------------------------------------------------------------------------

NOTE 2.  LEASE (CONTINUED)

The former lessee of the land transferred ownership of the building located on the land in satisfaction of the lessee's mortgage. The new owner of the building assumed the lease of the land owned by the Trust.

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

                                PART II - ITEM 6




Exhibits and reports on Form 8-K


(a)  Exhibits - None.


(b) During the second quarter, a report on Form 8-K was filed September 20, 1996 notifying the SEC of transfer of the building in satisfaction of the lessee's mortgage. In addition, the Trust entered into an agreement with the lessee's lender to sell the land and the building as one entity.

                                   SIGNATURES







      Pursuant to the requirements of    Date
                                              ----------------------------
      the Securities Exchange Act of
                                              Bankers Building Land Trust
      1934, the Registrant has duly           ---------------------------

      caused this report to be signed    By    AMCORE Bank N.A., Trustee
                                               -------------------------
      on its behalf by the undersigned,

      thereunto duly authorized.
                                         By      /s/ Patricia N. Fong
                                                ---------------------
                                                Patricia N. Fong
                                                Vice President
                                                and Trust Officer