Form 10-Q
period 1997-03-28
BANKERS BUILDING LAND TRUST
filed 1997-04-14
CIK 314404

                                   FORM 10-Q





                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549





                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934





Commission File Number 0-9086

For Quarter Ended   February 28, 1997
                    -----------------




                          Bankers Building Land Trust
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)





         Illinois                                         36-6067489
-------------------------------                   --------------------------

(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)



                      AMCORE Bank N.A., 501 Seventh Street
                       Rockford, Illinois  61104, Trustee
                    -----------------------------------------

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

Yes   X   No
     ---    ----

                                PART I - ITEM 1





                          BANKERS BUILDING LAND TRUST
                                 BALANCE SHEETS
                    as of February 28, 1997 and May 31, 1996

                                 --------------




                                                       February 28,              May 31,
                ASSETS                                     1997                   1996
                                                       ------------            ----------
                                                       (Unaudited)
Cash                                                  $    343,862            $    149,995

Land subject to operating lease                          4,250,000               4,250,000
                                                      ------------            ------------
           Total assets                               $  4,593,862            $  4,399,995
                                                      ============            ============
        LIABILITIES and EQUITY

Due to certificate holders                            $     68,750            $     48,750
Deferred rental income                                      72,500                  68,750
Advance from lessee                                        198,068                  11,995
Accrued legal fees                                             -                    20,000
                                                      ------------            ------------
                                                           339,318                 146,495
                                                      ------------            ------------

Certificates of beneficial interest,
   5,000 units issued and outstanding                    4,250,000               4,250,000

Retained earnings                                            4,544                     500
                                                      ------------            ------------

                                                         4,254,544               4,250,500
                                                      ------------            ------------

           Total liabilities and equity                 $4,593,862              $4,399,995
                                                      ============            ============






                    The accompanying notes are an integral
                      part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   for the three months and nine months ended
                    February 28, 1997 and February 29, 1996
                                  (Unaudited)

                                  -----------




                                                       For the three                          For the nine
                                                       months ended,                          months ended,
                                                       -------------                          -------------
                                              February 28,      February 29,          February 28,     February 29,
                                                 1997               1996                 1997              1996
                                              -----------       ------------          ------------     ------------
Operating revenues:

    Rent                                      $  72,500          $  68,750             $  210,000      $  206,250

    Servicing fee                                    -               1,987                 25,737           5,961

    Interest                                        518                 -                     518              -
                                              ---------          ---------             ----------      ----------

        Total operating revenues                 73,018             70,737                236,255         212,211

Operating expenses:

    Trustee fees and expenses paid                1,987              1,987                  5,961           5,961
                                              ---------          ---------             ----------      ----------

        Net income                               71,031             68,750                230,294         206,250

Retained earnings, beginning of period            2,263                500                    500             500
                                              ---------          ---------             ----------      ----------

                                                 73,294             69,250                230,794         206,750

Distributions to certificate holders             68,750             68,750                226,250         206,250
                                              ---------          ---------             ----------      ----------
Retained earnings, end of period              $   4,544          $     500             $    4,544      $      500
                                              =========          =========             ==========      ==========





                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF CASH FLOWS
                           for the nine months ended
                     February 28, 1997 and February 29,1996
                                  (Unaudited)

                                  -----------



                                                           1997           1996
                                                           -----          ----

Cash flows from operating activities:

  Net income                                            $ 230,294       $206,250

  Adjustments to reconcile net income to
     net cash used  by  operating activities:

     Changes in assets and liabilities:
       Increase in advance from lessee                    186,073             -
       (Decrease) in accrued legal fees                   (20,000)            -
       Increase in deferred rental fees                     3,750             -
       (Decrease) in other liabilities                       -              (147)
       (Decrease) in due to certificate holders              -            (1,364)
                                                      -----------     ----------

Net cash provided by operating activities                 400,117        205,033

Cash flows from financing activities:

  Distributions to certificate holders                   (226,250)      (206,250)
                                                      -----------     ----------

Net change in cash                                        193,867         (1,217)

Cash balance, beginning of period                         149,995         79,335
                                                      -----------     ----------
Cash balance, end of period                           $   343,862     $   78,118
                                                      ===========     ==========




                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                          NOTE TO FINANCIAL STATEMENTS

                                ---------------



1. The balance sheet as of February 28, 1997, the statements of operations for the three months and nine months ended February 28, 1997 and February 29, 1996, and the statements of cash flows for the nine-month period ended February 28, 1997 and February 29,1996, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The May 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1996 annual report. The results of operations for the period ended February 28, 1997 are not necessarily indicative of the operating results for the full year.



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

                                PART II - ITEM 6



Exhibits and reports on Form 8-K

(a)     Exhibits - None.

(b)     None.

                                   SIGNATURES





Pursuant to the requirements of          Date
                                             --------------------------------

the Securities Exchange Act of               Bankers Building Land Trust
                                             --------------------------------

1934, the Registrant has duly            By  AMCORE Bank N.A., Trustee
                                             --------------------------------

caused this report to be signed


on its behalf by the undersigned,        By    /s/ Patricia N. Fong
                                             ---------------------------------

thereunto duly authorized.                        Patricia N. Fong
                                                   Vice President
                                                  and Trust Officer