Form 10-K405
period 1997-05-31
BANKERS BUILDING LAND TRUST
filed 1997-08-27
CIK 314404

                                                                Exhibit Index on
                                                                   Page 12 of 17


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year ended May 31, 1997             Commission File Number 0-9086


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

Yes   X    No
     ---      ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---

                                    PART I



Item 1.   Business


Registrant, Bankers Building Land Trust (the "Trust") is a trust organized under the laws of the State of Illinois, which is engaged in the single business activity of holding title to certain land at the southwest corner of Clark and West Adams Streets in Chicago, Illinois, collecting rent under the lease described below and disbursing the net proceeds. The Trust was formed under a Trust Agreement and Declaration of Trust (the "Trust Agreement") dated June 1, 1926 with the National Bank of the Republic of Chicago, as Trustee, and will terminate upon the occurrence of certain conditions set forth in the Trust Agreement. In 1933, Illinois National Bank and Trust Company (the "Bank"), 501 Seventh Street, P.O. Box 1537, Rockford, Illinois 61110-0037 (AMCORE Bank N.A., Rockford after 1985) became Trustee of the Trust (the "Trustee") as a result of the resignation of the original Trustee. AMCORE Bank N.A., Rockford utilizes AMCORE Investment Group, N.A., formerly AMCORE Trust Company, ("Trust Company") to perform its duties as Trustee. The Trust has no employees but the Trust Company currently employs 125 persons.

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

Due to bankruptcy, the former lessee of the land has transferred ownership of the building located on the land in satisfaction of the lessee's mortgage. The new owner of the building assumed the lease of the land owned by the Trust. In addition, the Trust entered into an agreement with the new owner to sell the land and the building as one entity.

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






Item 4.   Submission of Matters to a Vote of Security Holders


No matter was submitted during the fourth quarter of the 1997 fiscal year to a vote of Security Holders.








                                    PART II



Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters


The Trustee understands that there is no regular market for the Certificates but that certain brokers have from time to time handled occasional transactions in the Certificates. The price for the Units in transactions in which the Trustee was aware of the sales price was approximately $870 to $880 in fiscal year 1997and $810 to $870 in fiscal year 1996.

As of May 31, 1997, the number of Certificate Holders of record was 440.  (See
Item 1. Business for a description of the distribution to Certificate Holders of the proceeds payable under the Lease.)

Item 6.   Selected Financial Data


This selected financial data should be read in conjunction with the financial statements and related notes of Bankers Building Land Trust appearing elsewhere herein.



                                                           Year ended May 31,
                                      -------------------------------------------------------

                                      1997        1996        1995        1994        1993
                                      ----        ----        ----        ----        ----
Operating revenues:


  Rent                             $  275,000  $  275,000  $  275,000  $  275,000  $  275,000

  Servicing fees                       33,237       7,950       7,950       7,950       7,948

  Interest                              3,223      --          --          --          --
                                   ----------- ----------  ----------  ----------  ----------

Total operating
    revenues                          311,460     282,950     282,950     282,950     282,950
                                   ----------  ----------  ----------  ----------  ----------


Operating expenses:


  Trustee fees and
      other expenses                    7,950      27,950       7,950      27,950       7,950
                                   ----------  ----------  ----------  ----------  ----------

Total operating
    expenses                            7,950      27,950       7,950      27,950       7,950
                                   ----------  ----------  ----------  ----------  ----------


Net income                         $  303,510  $  255,000  $  275,000  $  255,000  $  275,000
                                   ==========  ==========  ==========  ==========  ==========


Distributions to
    certificate
    holders                        $  295,000  $  255,000  $  275,000  $  255,000  $  275,000
                                   ==========  ==========  ==========  ==========  ==========


Total assets
    at year-end                    $4,596,783  $4,399,995  $4,329,335  $4,329,575  $4,329,041
                                   ==========  ==========  ==========  ==========  ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Due to the passive nature of the Registrant's activities, which generally include only the collection of rent and the disbursements of these proceeds less expenses to the Certificate Holders of the Registrant, there has been no material variation, except for the following matter, in the Registrant's financial condition or results of operations, during the year ended May 31, 1997. As described in Item 1, the Trust received $250,000 in advances from the new owner of the building to enter into the agreement.



Item 8.   Index to Financial Statements and Schedules

                                                                           Pages

Independent Auditor's Report                                                F-l


Financial Statements:

Balance Sheets as of May 31, 1997 and 1996                                  F-2

Statements of Operations and Retained Earnings
  for the years ended May 31, 1997, 1996 and 1995                           F-3

Statements of Cash Flows for the years ended
  May 31, 1997, 1996 and 1995                                               F-4

Notes to Financial Statements                                         F-5 - F-6




All schedules are omitted because they are not applicable, are not required, or the information is included in the financial statements or footnotes thereto.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure



None

                                   PART III




Item 10.   Directors and Executive Officers of the Registrant



The Trust has no directors or executive officers. The Trust Company administers the Trust pursuant to a Trust Agreement which sets out the responsibilities and duties of the Trustee. Such duties include, but are not limited to, the following tasks: keeping the register of names of the Certificate Holders, maintaining records showing receipts and disbursements of the Trust, collecting rents and distributing income to the Certificate Holders and other ministerial duties relating to the operation of the Trust. The self-executing provisions of the Trust Agreement and the 99 year Lease, along with the passive nature of the Trust, limits the involvement of the Trustee to the above activities. However, in the event of a default by the Lessee, the Trustee has the authority to take such action as is necessary and proper for the best interests of the Trust with respect to managing, leasing, operating, selling or otherwise disposing of the Trust Estate. The Trustee may in the event of default terminate the Trust by transferring title to the Certificate Holders for them to hold as tenants in common. In addition, the Trustee is empowered upon such default to sell a portion of or the entire Trust Estate and distribute ratably the net proceeds of such sale after deducting all necessary expenses of the sale including reasonable compensation for the Trustee. If the Trust is not terminated by other provisions in the Trust Agreement, the Trust will terminate 21 years after the death of the last to die of the persons specified in the Trust Agreement. As of October 1996, the Trustee was aware of one individual specified in the Trust Agreement who was still living.

Although not required to do so, the Trustee may in its absolute discretion seek the advice of the Certificate Holders. If a majority interest of the Certificate Holders agree on a course of action that is not inconsistent with express provisions of the Trust Agreement, the Trustee may, but is not obligated to, effectuate such course of action.

The Bank is chartered as a national bank and the Trust Company is chartered as a non-depository national bank. As such, the Bank and the Trust Company are under the supervision of, and subject to regular examination by, the Comptroller of the Currency. In addition, the Bank is subject to the rules and regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation. As of May 31, 1997, the total assets and deposits of the Bank were approximately $1,474,400,000 and $1,005,500,000, respectively. The Trust Company had approximately 4,152 accounts and the market value of assets held in accounts over which the Trust Company exercised investment discretion was approximately $2,472,603,000 as of May 31, 1997. The Trust Company consists of 125 employees and officers. The principal persons in the Trust Company are:
John M. Pepe, Chairman of the Board; Carl J. Dargene, Vice Chairman of the Board; Alan W. Kennebeck, President, and Chief Executive Officer; Lee R. Mayer, Secretary; Marvin R. Anderson, Treasurer, Senior Vice President and Controller; Jay R. Maddox, Executive Vice President, Trust Officer; Lillie L. Rude, Executive Vice President and Trust Officer.

Item 11.   Executive Compensation


Unless paid by the Lessee, the Trustee is entitled to reasonable compensation out of the gross rental proceeds payable under the Lease for its services and management of the Trust and reimbursement for expenses reasonably incurred in connection with the administration of the Trust. In the event the Trustee renders extraordinary services to the Trust, it is entitled to additional reasonable compensation from the same sources. Such amounts are payable from the gross income or proceeds of the Trust Estate prior to distribution of the net proceeds to the Certificate Holders. The Lease requires the Lessee to pay the Trustee its compensation and any amount incurred in connection with the Trust's administration which would otherwise be payable out of the gross income of the Trust Estate and would act to reduce the net income of $55 per year per Unit ($275,000/5,000 Units = $55) that was intended under the Lease for distribution to the Certificate Holders. The current Trustee is not aware of any period during which the Certificate Holders were entitled to receive their distribution of $55 per annum per Certificate and received less than this amount except for the years ended May 31, 1987, May 31, 1994, and May 31, 1996. During 1987, the Trust incurred a $5,000 fee for an appraisal of the land owned by the Trust. The distribution for 1987 was $54 per Certificate. During 1994, the Trust incurred $20,000 in legal fee. The distribution for 1994 was $51 per certificate. During 1996, the Trust incurred $20,000 in legal fees. The distribution for 1996 was $51 per certificate. During 1997, the Trust recovered the $20,000 in legal fees incurred during 1996. The distribution for 1997 was $59 per certificate. Reduced distributions could occur if the Lessee or any successor defaulted under the Lease and the Trustee was unable to lease or sell the building and land or if the Lessee or any successor refused to pay or reimburse the Trustee for expenses of the Trust. As provided in the Lease, the Lessee is currently reimbursing the Trustee for the costs associated with the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Lease requires the Lessee to pay rents quarterly in advance. Payment to the Certificate Holders is not made until the first day of the following quarter. The Trust Agreement does not obligate the Trustee to pay interest to the Certificate Holders for the interest earned, if any, during the period in which the Trustee has receipt of the rents but is not yet obligated to make distributions to the Certificate Holders. Total trust fees were $7,950 for the year ended May 31, 1997.



Item 12.   Security Ownership of Certain Beneficial Owners and Management


The following table lists the beneficial ownership of the Trust's certificates of beneficial interest with respect to all persons known by the Trust as of May 31, 1997 to be beneficial owners of more than five percent of such certificates.



Name and Address of Beneficial Owner  Amount of Beneficial Interest  Percent of Class
------------------------------------  -----------------------------  ----------------
Cede & Co.                                          2,775                  55.50%
Box 222
Bolling Green Station
New York, NY  10004

Item 13.   Certain Relationships and Related Transactions



See Item 12. above.

                                   PART IV





Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K



(a)  See Item 8.  Index to Financial Statements and Schedules on Page 6.


(b)  See "Exhibit Index" on Page 11.


(c) During the first quarter, a report on Form 8-K was filed August 7, 1996 notifying the SEC of the change in accountants.

     During the second quarter, a report on Form 8-K was filed September 20, 1996 notifying the SEC of transfer of the building in satisfaction of the lessee's mortgage. In addition, the Trust entered into an agreement with the lessee's lender to sell the land and the building as one entity.

                                   SIGNATURES





Pursuant to the requirements of                   Date
                                                      -------------


the Securities Exchange Act of                    Bankers Building Land Trust
                                                  ----------------------------
                                                          (Registrant)

1934, the Registrant has duly
                                                  AMCORE Bank N.A.,

caused this report to be signed                   By   Rockford, Trustee
                                                    ----------------------


on its behalf by the undersigned,                 By  /s/ Lee R. Mayer
                                                    --------------------

                                                    Lee R. Mayer,
thereunto duly authorized.                          Senior Vice President
                                                    and Trust Officer

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

                                                                      EXHIBIT 13





                         BANKERS BUILDING LAND TRUST

                               FINANCIAL REPORT

                                MAY  31, 1997

                                   CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                 F-1
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS
Balance sheets                                                               F-2
Statements of operations and retained earnings                               F-3
Statements of cash flows                                                     F-4
Notes to financial statements                                          F-5 - F-6

--------------------------------------------------------------------------------

                   [LETTERHEAD OF McGLADREY & PULLEN, LLP]



                         INDEPENDENT AUDITOR'S REPORT


To the Trustee
Bankers Building Land Trust
Rockford, Illinois

We have audited the accompanying balance sheets of Bankers Building
Land Trust as of May 31, 1997 and 1996, and the related statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bankers Building Land Trust as of May 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                            /s/ McGladrey & Pullen, LLP


Rockford, Illinois
July 11, 1997

BANKERS BUILDING LAND TRUST

BALANCE SHEETS
MAY 31, 1997 and 1996
                                                               1997               1996
-----------------------------------------------------------------------------------------
ASSETS
Cash                                                    $   346,783.00     $   149,995.00
Land subject to operating lease                           4,250,000.00       4,250,000.00
                                                        ---------------------------------
           TOTAL ASSETS                                 $ 4,596,783.00     $ 4,399,995.00
                                                        =================================
LIABILITIES AND CERTIFICATE HOLDERS' EQUITY

Liabilities
  Due to certificate holders                            $    68,750.00     $    48,750.00
  Deferred rental income                                     72,500.00          68,750.00
  Advance from lessee                                       196,523.00          11,995.00
  Accrued legal fees                                                            20,000.00
                                                        ---------------------------------
           TOTAL LIABILITIES                                337,773.00         149,495.00

Certificate holders' equity
  Certificates of beneficial interest
    5,000 units issued and outstanding                    4,250,000.00       4,250,000.00
  Retained earnings                                           9,010.00             500.00
                                                        ---------------------------------
           TOTAL CERTIFICATE HOLDERS' EQUITY              4,259,010.00       4,250,500.00
                                                        ---------------------------------
           TOTAL LIABILITIES AND CERTIFICATE HOLDERS'
            EQUITY                                      $ 4,596,783.00     $ 4,399,995.00
                                                        =================================

SEE NOTES TO FINANCIAL STATEMENTS.

BANKERS BUILDING LAND TRUST

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
YEARS ENDED MAY 31, 1997, 1996, AND 1995


                                                1997                1996             1995
----------------------------------------------------------------------------------------------
Operating Revenues:
  Rent                                        $  275,000          $  275,000        $  275,000
  Servicing fees                                  33,237               7,950             7,950
  Interest                                         3,223                  -                 -
                                              ------------------------------------------------
         TOTAL OPERATING REVENUES                311,460             282,950           282,950

Operating Expenses,
  trustee fees and other expenses                  7,950              27,950             7,950
                                              ------------------------------------------------
         NET INCOME                              303,510             255,000           275,000

Retained earnings, beginning of year                 500                 500               500
Distributions to certificate holders             295,000             255,000           275,000
                                              ------------------------------------------------
Retained earnings, end of year                $    9,010          $      500        $      500
                                              ================================================

See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 1997, 1996, and 1995


                                                       1997              1996              1995
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                       $   303,510       $   255,000       $   275,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Increase (decrease) in accrued expenses                 -             (4,263)           (2,216)
    Increase in deferred rental income                   3,750            68,750                -
    Increase in advance from lessee                    184,528             6,173             1,976
    Increase (decrease) in accrued legal fees          (20,000)           20,000                -
           NET CASH PROVIDED BY OPERATING          -----------------------------------------------
             ACTIVITIES                                471,788           345,660           274,760
                                                   -----------------------------------------------
Cash Flows From Financing Activities
  Distributions to certificate holders, NET CASH
  (USED IN) FINANCING ACTIVITIES                      (275,000)         (275,000)         (275,000)
                                                   -----------------------------------------------
           NET INCREASE (DECREASE) IN CASH             196,788            70,660              (240)

CASH:
  BEGINNING                                            149,995            79,335            79,575
                                                   -----------------------------------------------
  Ending                                           $   346,783       $   149,995       $    79,335
                                                   ===============================================



See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Bankers Building Land Trust is a trust organized under the laws of the Dtate of Illinois which is engaged in the single business activity of holding title to certain land in Chicago, Illinois, collecting rent from the lease of the land and disbursing the net proceeds to the holders of certificates of beneficial interest.

A summary of the Trust's significant accounting policies follows:

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Land valuations: The land has been valued at its cost to the parties that established the Trust in 1926 based upon information obtained from the records of the Cook Vounty Recorder.

Deferred rental income: The Trust defers rental income received in advance of the period for which the rent applies. This is amortized into income over the rental period on a straight-line basis.

Financial instruments: The Trust has no financial instruments for which the carrying value differs materially from fair value.


NOTE 2.  LEASE AND SERVICING FEES

The Trust is the lessor of approximately 22,300 square feet of land located on the southwest corner of Clark and West Adams streets in the central business district of the City of Chicago. The lease commenced on June 1, 1926 and expires on may 31, 2025. The annual rental, payable in quarterly installments for the leased property, is $275,000 plus servicing fees for expenses of the trustee.

The following is a schedule by years of minimum future rental income on the lease as of May 31, 1997:


              Year Ending May 31:
        ----------------------------
                     1998              $  275,000.00
                     1999                 275,000.00
                     2000                 275,000.00
                     2001                 275,000.00
                     2002                 275,000.00
                  Thereafter            6,325,000.00
                                       -------------
        Total minimum future rentals   $7,700,000.00
                                       =============

BANKERS BUILING LAND TRUST

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  LEASE (CONTINUED)

Due to bankruptcy, the former lessee of the land has transferred ownership of the building located on the land in satisfaction of the lessee's mortgage. The new owner of the building assumed the lease of the land owned by the Trust. In addition, the Trust entered into an agreement with the new owner to sell the land and the building as one entity.

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