Form 10-Q
period 1997-08-31
BANKERS BUILDING LAND TRUST
filed 1997-10-16
CIK 314404

                                  FORM 10-Q



                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.
                                    20549


                 Quarterly Report Under Section 13 or 15(d)
                   of The Securities Exchange Act of 1934



Commission File Number 0-9086


For Quarter Ended   August 31, 1997
                    ---------------


                         BANKERS BUILDING LAND TRUST
    --------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)




       Illinois                                                36-6067489
-------------------------------                        -------------------------

(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)






                    AMCORE Bank N.A., 501 Seventh Street
                     Rockford, Illinois  61104, Trustee
       --------------------------------------------------------------
                  (Address of principal executive offices)



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

                               PART I - ITEM 1


                         BANKERS BUILDING LAND TRUST
                               BALANCE SHEETS
                   as of August 31, 1997 and May 31, 1997

                                    ____




                                         August 31,     May 31,
        ASSETS                              1997         1997
                                         -----------  ----------
                                         (Unaudited)


Cash                                      $  278,708  $  346,783

Land subject to operating lease            4,250,000   4,250,000
                                          ----------  ----------

           Total assets                   $4,528,708  $4,596,783
                                          ==========  ==========



    LIABILITIES and EQUITY


Due to certificate holders                $   68,750  $   68,750
Deferred rental fees                               -      72,500
Advance from lessee                          196,523     196,523
                                          ----------  ----------

                                             265,273     337,773
                                          ----------  ----------

Certificates of beneficial interest,
    5,000 units issued and outstanding     4,250,000   4,250,000

Retained earnings                             13,435       9,010
                                          ----------  ----------

                                           4,263,435   4,259,010
                                          ----------  ----------

           Total liabilities and equity   $4,528,708  $4,596,783
                                          ==========  ==========




                   The accompanying notes are an integral
                      part of the financial statements.

                         BANKERS BUILDING LAND TRUST
               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                      for the three-month periods ended
                          August 31, 1997 and 1996
                                 (Unaudited)
                                     ____





                                                    1997     1996
                                                  -------  -------

Operating revenues:

  Rent                                            $68,750  $68,750

  Servicing fees                                    3,750    1,987

  Interest                                          2,662        -
                                                  -------  -------

          Total operating revenues                 75,162   70,737
                                                  -------  -------

Operating expenses:

  Trustee fees and expenses paid                    1,987    1,987
                                                  -------  -------

          Net income                               73,175   68,750

  Retained earnings, beginning of period            9,010      500
                                                  -------  -------

                                                   82,185   69,250

  Distributions to certificate holders             68,750   68,750
                                                  -------  -------

  Retained earnings, end of period                $13,435  $   500
                                                  =======  =======



                   The accompanying notes are an integral
                      part of the financial statements.

                         BANKERS BUILDING LAND TRUST
                          STATEMENTS OF CASH FLOWS
                         for the three months ended
                          August 31, 1997 and 1996
                                 (Unaudited)

                                    ____





                                                        1997       1996
                                                      --------   --------


Cash flows from operating activities:

  Net income                                          $ 73,175   $ 68,750

  Adjustments to reconcile net income to
      net cash used by operating activities:

    Changes in assets and liabilities:
      (Decrease) in advance from lessee                      -     (3,399)
      (Decrease) in deferred rental income             (72,500)   (68,750)
      (Decrease) in accrued legal fees                       -    (13,149)
                                                      --------   --------

  Net cash used by operating activities                    675    (16,548)

  Cash flows from financing activities:

    Distributions to certificate holders               (68,750)   (48,750)
                                                      --------   --------

  Net change in cash                                   (68,075)   (65,298)

  Cash balance, beginning of period                    346,783    149,995
                                                      --------   --------

  Cash balance, end of period                         $278,708   $ 84,697
                                                      ========   ========





                   The accompanying notes are an integral
                      part of the financial statements.

                         BANKERS BUILDING LAND TRUST
                        NOTE TO FINANCIAL STATEMENTS


                                    ____




1. The balance sheet as of August 31, 1997, the statements of operations for the three-month period ended August 31, 1997 and 1996, and the statements of cash flows for the three-month period ended August 31, 1997 and 1996, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The May 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1997 annual report. The results of operations for the period ended August 31, 1997 are not necessarily indicative of the operating results for the full year.

2. During the second quarter of 1997 and in connection with the bankruptcy of the former lessee of the land, the ownership of the building located on the land owned by the Trust was transferred to the lessee's lender in satisfaction of the lessee's mortgage. In addition, the Trust has entered into an agreement with the new building owner to sell as one entity the land owned by the Trust and the building. In consideration for entering into the agreement, the Trust received $250,000 in advance from the owner. The owner assumed the lease of the land owned by the Trust.

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

                              PART II - ITEM 6




Exhibits and reports on Form 8-K


(a)  Exhibits - None.


(b)  Reports - None

                                 SIGNATURES







Pursuant to the requirements of    Date
                                        ---------------------------
the Securities Exchange Act of
                                        Bankers Building Land Trust
1934, the Registrant has duly           ---------------------------

caused this report to be signed    By    AMCORE Bank N.A., Trustee
                                        ---------------------------
on its behalf by the undersigned,

thereunto duly authorized.         By      /s/ Patricia N. Fong
                                        ---------------------------
                                             Patricia N. Fong
                                             Vice President
                                             and Trust Officer

                         BANKERS BUILDING LAND TRUST
                               FINANCIAL REPORT
                                  (COMPILED)

                               AUGUST 31, 1997

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

                         [MCGLADREY&PULLEN, LLP LOGO]



                       INDEPENDENT ACCOUNTANT'S REPORT


To the Trustee
Bankers Building Land Trust
Rockford, Illinois

We have compiled the accompanying balance sheet of Bankers Building Land Trust as of August 31, 1997, and the related statements of operations and retained earnings and cash flows for the three months ended August 31,1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting information that is the representation of management in the form of financial statements. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


                                                /s/ McGladrey & Pullen, LLP


Rockford, Illinois
October 2, 1997

BANKERS BUILDING LAND TRUST

BALANCE SHEET
AUGUST 31, 1997
SEE ACCOUNTANT'S REPORT
--------------------------------------------------------------------------------
ASSETS

Cash                                                           $        278,708
Land subject to operating lease                                       4,250,000
                                                               ----------------
        TOTAL ASSETS                                           $      4,528,708
                                                               ================



LIABILITIES AND EQUITY

Due to certificate holders                                     $         68,750
Advance from lessee                                                     196,523
                                                               ----------------
                                                                        265,273


Certificates of beneficial interest
  5,000 units issued and outstanding                                  4,250,000
Retained earnings                                                        13,435
                                                               ----------------
                                                                      4,263,435
                                                               ----------------
        TOTAL LIABILITIES AND EQUITY                           $      4,528,708
                                                               ================



See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
THREE MONTHS ENDED AUGUST 31, 1997 and 1996
SEE ACCOUNTANT'S REPORT

                                                       1997         1996
----------------------------------------------------------------------------
Operating Revenues:
  Rent                                           $     68,750   $    68,750
  Servicing fees                                        3,750         1,987
  Interest                                              2,662            --
                                                 ---------------------------

        TOTAL OPERATING REVENUES                       75,162        70,737

Operating Expenses:
  Trustee fees and other expenses                       1,987         1,987
                                                 ---------------------------

        NET INCOME                                     73,175        68,750
                                                 ---------------------------

Retained earnings, beginning of period                  9,010           500
  Distributions to certificate holders                 68,750        68,750
                                                 ---------------------------

Retained earnings, end of period                 $     13,435   $       500
                                                 ===========================



See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 1997 and 1996
SEE ACCOUNTANT'S REPORT


                                                                 1997        1996
--------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
  Net income                                                $    73,175   $   68,750
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      (Decrease) in deferred rental income                      (72,500)     (68,750)
      (Decrease) in advance from lessee                               -        3,399
      (Decrease) in accrued legal fees                                -       13,149
                                                            --------------------------
        NET CASH PROVIDED BY (USED IN) OPERATING
             ACTIVITIES                                             675      (16,548)
                                                            --------------------------

Cash Flows From Financing Activities
  Distributions to certificate holders, NET CASH
    (USED IN) FINANCING ACTIVITIES                              (68,750)     (48,750)
                                                            --------------------------

(Decrease) in cash                                              (68,075)     (65,298)

Cash:
  Beginning of period                                           346,783      149,995
                                                            --------------------------

  End of period                                             $   278,708   $   84,697
                                                            ==========================



See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

NOTES TO FINANCIAL STATEMENTS
SEE ACCOUNTANT'S REPORT
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Bankers Building Land Trust is a trust organized under the laws of the State of Illinois which is engaged in the single business activity of holding title to certain land in Chicago, Illinois, collecting rent from the lease of the land and disbursing the net proceeds to the holders of beneficial interest certificates.

A summary of the Trust's significant accounting policies follows:

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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


NOTE 2. LEASE AND SERVICING FEES

The Trust is the lessor of approximately 22,300 square feet of land located on the southwest corner of Clark and West Adams Streets in the central business district of the City of Chicago. The lease commenced on June 1, 1926 and expires on May 31, 2025. The annual rental, payable in quarterly installments for the leased property is $275,000 plus servicing fees for expenses of the trustee.

The following is a schedule by years of minimum future rentals on the lease as of August 31, 1997:

                Year Ending August 31:
            ------------------------------
                        1998                 $       275,000
                        1999                         275,000
                        2000                         275,000
                        2001                         275,000
                        2002                         275,000
                    Later years                    6,256,250
                                             ----------------

            Total minimum future rentals     $     7,631,250
                                             ================

BANKERS BUILDING LAND TRUST

NOTES TO FINANCIAL STATEMENTS
SEE ACCOUNTANT'S REPORT
--------------------------------------------------------------------------------

NOTE 2.  LEASE AND SERVICING FEES (CONTINUED)

The Trust has an agreement with the owner of the building situated on the land (lessee) to sell the land and the building as one entity.


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