Form 10-Q
period 1997-11-30
BANKERS BUILDING LAND TRUST
filed 1997-12-30
CIK 314404

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934



Commission File Number 0-9086


For Quarter Ended November 30, 1997
                  -----------------


                          BANKERS BUILDING LAND TRUST
          ---------------------------------------------------------

           (Exact name of Registrant as specified in its charter)



        Illinois                                                36-6067489
       ----------                                              ------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




                      AMCORE Bank N.A., 501 Seventh Street
                       Rockford, Illinois  61104, Trustee
            ------------------------------------------------------

                    (Address of principal executive offices)



                                  815-968-2241
            ------------------------------------------------------
             (Registrant's telephone number, including area code)



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








                                                   November 30,         May 31,
         ASSETS                                      1997                1997
                                                     ----                ----
                                                             (Unaudited)

Cash                                               $  277,368        $  346,783

Land subject to operating lease                     4,250,000         4,250,000
                                                   ----------        ----------

           Total assets                            $4,527,368        $4,596,783
                                                   ==========        ==========


    LIABILITIES and EQUITY


Due to certificate holders                         $   68,750        $   68,750
Deferred rental fees                                        -            72,500
Advance from lessee                                   190,644           196,523
                                                   ----------        ----------

                                                      259,394           337,773
                                                   ----------        ----------

Certificates of beneficial interest,
    5,000 units issued and outstanding              4,250,000         4,250,000

Retained earnings                                      17,974             9,010
                                                   ----------        ----------

                                                    4,267,974         4,259,010
                                                   ----------        ----------

           Total liabilities and equity            $4,527,368        $4,596,783
                                                   ==========        ==========




                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   for the three months and six months ended
                           November 30, 1997 and 1996
                                  (Unaudited)

                         ----------------------------

                                       For the three months  For the six months
                                       ended November 30,    ended November 30,
                                       --------------------  ------------------

                                       1997       1996        1997       1996
                                       ----       ----        ----      ----
Operating revenues:

  Rent                                 $68,750  $68,750      $137,500  $137,500

  Servicing fees                         3,750   23,750         7,500    25,737

  Interest                               2,776        -         5,438         -
                                       -------  -------      --------  --------

    Total operating revenues            75,276   92,500       150,438   163,237
                                       -------  -------      --------  --------

Operating expenses:

  Trustee fees and expenses paid         1,987    1,987         3,974     3,974
                                       -------  -------      --------  --------


          Net income                    73,289   90,513       146,464   159,263
                                       -------  -------      --------  --------

Retained earnings, beginning of period  13,435      500         9,010       500
                                       -------  -------      --------  --------

                                        86,724   91,013       155,474   159,763


Distributions to certificate holders    68,750   88,750       137,500   157,500
                                       -------  -------      --------  --------

Retained earnings, end of period       $17,974  $ 2,263      $ 17,974  $  2,263
                                       =======  =======      ========  ========



                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF CASH FLOWS
                            for the six months ended
                           November 30, 1997 and 1996
                                  (Unaudited)




                         ---------------------------




                                                         1997       1996
                                                         ----       ----
Cash flows from operating activities:

  Net income                                            $146,464   $159,263

  Adjustments to reconcile net income to
      net cash used by operating activities:

    Changes in assets and liabilities:
      Increase (decrease) in advance from lessee          (5,879)   190,134
      (Decrease) in deferred rental fees                 (72,500)   (68,750)
      (Decrease) in accrued legal fees                         -    (20,000)
                                                        --------   --------


Net cash provided by operating activities                 68,085    260,647

Cash flows from financing activities:

  Distributions to certificate holders                  (137,500)  (117,500)
                                                        --------   --------

Net change in cash                                       (69,415)   143,147

Cash balance, beginning of period                        346,783    149,995
                                                        --------   --------

Cash balance, end of period                             $277,368   $293,142
                                                        ========   ========





                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                          NOTE TO FINANCIAL STATEMENTS

                              ------------------





1. The balance sheet as of November 30, 1997, the statements of operations for the three months and six months ended November 30, 1997 and 1996, and the statements of cash flows for the six-month period ended November 30, 1997 and 1996, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1997 annual report. The results of operations for the period ended November 30, 1997 are not necessarily indicative of the operating results for the full year.

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

                                PART II - ITEM 6




Exhibits and reports on Form 8-K


(a)  Exhibits - None.


(b)  None.

                                   SIGNATURES






Pursuant to the requirements of                 Date
                                                    ----------------------------

the Securities Exchange Act of                     Bankers Building Land Trust
                                                   -----------------------------

1934, the Registrant has duly                   By AMCORE Bank N.A., Trustee
                                                   -----------------------------

caused this report to be signed

on its behalf by the undersigned,               By  /s/ Patricia N. Fong
                                                   -----------------------------
                                                        Patricia N. Fong
thereunto duly authorized.                               Vice President
                                                        and Trust Officer

                          BANKERS BUILDING LAND TRUST


                                FINANCIAL REPORT

                                   (COMPILED)

                               NOVEMBER 30, 1997

                                  CONTENTS



--------------------------------------------------------------
INDEPENDENT ACCOUNTANT'S REPORT                         F-1
--------------------------------------------------------------
FINANCIAL STATEMENTS

  Balance sheet                                         F-2

  Statements of operations and retained earnings        F-3

  Statements of cash flows                              F-4

  Notes to financial statements                   F-5 - F-6
--------------------------------------------------------------

                    [MCGRADREY & PULLEN, LLP LETTERHEAD]

                        INDEPENDENT ACCOUNTANT'S REPORT



To the Trustee
Bankers Building Land Trust
Rockford, Illinois

We have compiled the accompanying balance sheet of Bankers Building Land Trust as of November 30, 1997, and the related statements of operations and retained earnings and cash flows for the three months ended November 30, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting information that is the representation of management in the form of financial statements. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

                                        /s/ McGladrey & Pullen, LLP




Rockford, Illinois
December 12, 1997

BANKERS BUILDING LAND TRUST

BALANCE SHEET
NOVEMBER 30, 1997
SEE ACCOUNTANT'S REPORT
--------------------------------------------------------

ASSETS

Cash                                         $  277,368
Land subject to operating lease               4,250,000
                                             ==========
        TOTAL ASSETS                         $4,527,368

LIABILITIES AND EQUITY

Due to certificate holders                   $   68,750
Advance from lessee                             190,644
                                             ----------
                                                259,394
                                             ----------
Certificates of beneficial interest
  5,000 units issued and outstanding          4,250,000
Retained earnings                                17,974
                                             ----------
                                              4,267,974
                                             ----------
TOTAL LIABILITIES AND EQUITY                 $4,527,368
                                             ==========

See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
SEE ACCOUNTANT'S REPORT




                                                     1997                1996
--------------------------------------------------------------------------------
Operating Revenues:
  Rent                                             $ 68,750             $ 68,750
  Servicing fees                                      3,750               23,750
  Interest                                             2776                    -
                                                   -----------------------------
        TOTAL OPERATING REVENUES                     75,276               92,500

Operating Expenses:
  Trustee fees and other expenses                     1,987                1,987
                                                   -----------------------------
NET INCOME                                           73,289               90,513
                                                   -----------------------------
Retained earnings, beginning of period               13,435                  500
  Distributions to certificate holders               68,750               88,750
                                                   -----------------------------
Retained earnings, end of period                   $ 17,974             $  2,263
                                                   =============================

See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
SEE ACCOUNTANT'S REPORT

                                                        1997                  1996
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                              $ 73,289            $ 90,513
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Increase (decrease) in advance from lessee            (5,879)            193,533
      (Decrease) in accrued legal fees                           -              (6,851)
                                                          ----------------------------
        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                                        67,410             277,195
                                                          ----------------------------
Cash Flows From Financing Activities
  Distributions to certificate holders, NET CASH
    (USED IN) FINANCING ACTIVITIES                         (68,750)            (68,750)
                                                          ----------------------------
Increase (decrease) in cash                                 (1,340)            208,445
Cash:
  Beginning of period                                      278,708              84,697
                                                          ----------------------------
  End of period                                           $277,368            $293,142
                                                          ============================

See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST


NOTES TO FINANCIAL STATEMENTS
SEE ACCOUNTANT'S REPORT
-----------------------------------------------------------------------------


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

The following is a schedule by years of minimum future rentals on the lease as of November 30, 1997:




        Year Ending November 30:
        ------------------------
                1998            $   275,000
                1999                275,000
                2000                275,000
                2001                275,000
                2002                275,000
             Later years          6,187,500
                               ------------
Total minimum future rentals   $  7,562,500
                               ============

BANKERS BUILDING LAND TRUST


NOTES TO FINANCIAL STATEMENTS
SEE ACCOUNTANT'S REPORT
------------------------------------------------------------------------------


NOTE 2.  LEASE AND SERVICING FEES (CONTINUED)

The Trust has an agreement with the owner of the building situated on the land (lessee) to sell the land and the building as one entity.

NOTE 3.  INCOME TAXES

The Trust is considered a partnership for income tax purposes. The Trust has been deemed to have made an election out of the partnership provisions of the Internal Revenue Code. Therefore, no partnership income tax returns are filed on behalf of the trust. Distributions to certificate holders are taxable to the certificate holders, and reported by means of an information return. Accordingly, no provision for income taxes has been made in the financial statements.