Form 10-Q
period 1998-02-28
BANKERS BUILDING LAND TRUST
filed 1998-04-14
CIK 314404

                                  FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.
                                    20549


                 Quarterly Report Under Section 13 or 15(d)
                   of The Securities Exchange Act of 1934



Commission File Number 0-9086


For Quarter Ended February 28, 1998



                         BANKERS BUILDING LAND TRUST
         -----------------------------------------------------------
           (Exact name of Registrant as specified in its charter)




          Illinois                                                36-6067489
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



                    AMCORE Bank N.A., 501 Seventh Street
                     Rockford, Illinois  61104, Trustee
               ----------------------------------------------
                  (Address of principal executive offices)



                                815-968-2241
               ----------------------------------------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----




                                 PART 1 of 8

                               PART I - ITEM 1
                               ---------------


                         BANKERS BUILDING LAND TRUST
                               BALANCE SHEETS
                  as of February 28, 1998 and May 31, 1997
                                     ----


                                                          February 28,           May 31,
          ASSETS                                              1998                1997
                                                          -----------         -----------
                                                                   (Unaudited)
Cash                                                       $  279,511          $  346,783

Land subject to operating lease                             4,250,000           4,250,000
                                                           ----------          ----------
          Total assets                                     $4,529,511          $4,596,783
                                                           ==========          ==========

     LIABILITIES and EQUITY


Due to certificate holders                                 $   68,750          $   68,750
Deferred rental fees                                             -                 72,500
Advance from lessee                                           188,301             196,523
                                                           ----------          ----------
                                                              257,051             337,773
                                                           ----------          ----------
Certificates of beneficial interest,
     5,000 units issued and outstanding                     4,250,000           4,250,000

Retained earnings                                              22,460               9,010
                                                           ----------          ----------
                                                            4,272,460           4,259,010
                                                           ----------          ----------
          Total liabilities and equity                     $4,529,511          $4,596,783
                                                           ==========          ==========


                    The accompanying notes are an integral
                      part of the financial statements.

                         BANKERS BUILDING LAND TRUST
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  for the three months and six months ended
                          February 28, 1998 and 1997
                                 (Unaudited)
                                     ---


                                          For the three months      For the nine months
                                           ended February 28         ended February 28
                                        ----------------------      --------------------
                                           1998        1997           1998        1997
                                        ----------  ----------      --------     -------
Operating revenues:

  Rent                                     $72,500     $72,500      $210,000    $210,000

  Servicing fees                                 9           -         7,509      25,737

  Interest                                   2,714         518         8,153         518
                                           -------     -------      --------    --------

     Total operating revenues               75,223      73,018       225,662     236,255
                                           -------     -------      --------    --------
Operating expenses:

  Trustee fees and expenses paid             1,987       1,987         5,963       5,961
                                           -------     -------      --------    --------

             Net income                     73,236      71,031       219,699     230,294

Retained earnings, beginning of period      17,974       2,263         9,010         500
                                           -------     -------      --------    --------
                                            91,210      73,294       228,709     230,794

Distributions to certificate holders        68,750      68,750       206,250     226,250
                                           -------     -------      --------    --------
Retained earnings, end of period           $22,460     $ 4,544      $ 22,460    $  4,544
                                           =======     =======      ========    ========



                    The accompanying notes are an integral
                       part of the financial statements.

                         BANKERS BUILDING LAND TRUST
                           STATEMENTS OF CASH FLOWS
                          for the nine months ended
                          February 28, 1998 and 1997
                                 (Unaudited)
                                     ----



                                                          1998      1997
                                                       ---------  ---------
    Cash flows from operating activities:

      Net income                                       $ 219,699  $ 230,294

      Adjustments to reconcile net income to
          net cash used  by  operating activities:

        Changes in assets and liabilities:
          Increase (decrease) in advance from lessee      (8,222)   186,073
          Increase (decrease) in deferred rental fees    (72,500)     3,750
          (Decrease) in accrued legal fees                     -    (20,000)
                                                       ---------  ---------


    Net cash provided by operating activities            138,977    400,117

    Cash flows from financing activities:

      Distributions to certificate holders              (206,250)  (206,250)
                                                       ---------  ---------

    Net change in cash                                   (67,272)   193,867

    Cash balance, beginning of period                    346,783    149,995
                                                       ---------  ---------

    Cash balance, end of period                        $ 279,511  $ 343,862
                                                       =========  =========





                    The accompanying notes are an integral
                      part of the financial statements.

                         BANKERS BUILDING LAND TRUST
                         NOTE TO FINANCIAL STATEMENTS
                                     ---



1. The balance sheet as of February 28, 1998, the statements of operations for the three months and nine months ended February 28, 1998 and 1997, and the statements of cash flows for the nine-month period ended February 28, 1998 and 1997, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1997 annual report. The results of operations for the periods ended February 28, 1998 are not necessarily indicative of the operating results for the full year.

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

                               PART I - ITEM 2
                               ---------------



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

                               PART II - ITEM 6
                               ----------------



Exhibits and reports on Form 8-K


(a)  Exhibits - None.


(b)  None.

                                  SIGNATURES




     Pursuant to the requirements of      Date
                                              ---------------------------

     the Securities Exchange Act of           Bankers Building Land Trust
                                              ---------------------------

     1934, the Registrant has duly        By  AMCORE Bank N.A., Trustee
                                              ---------------------------

     caused this report to be signed

     on its behalf by the undersigned,    By   /s/ Patricia N. Fong
                                              ---------------------------
                                                  Patricia N. Fong
     thereunto duly authorized.                    Vice President
                                                 and Trust Officer

                         BANKERS BUILDING LAND TRUST


                               FINANCIAL REPORT
                                  (Reviewed)


                              FEBRUARY 28, 1998

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

   Balance sheet                                                            F-2

   Statements of operations and retained earnings                           F-3

   Statements of cash flows                                                 F-4

   Notes to financial statements                                      F-5 - F-6
--------------------------------------------------------------------------------

                                    [LOGO]

                   [LETTERHEAD OF MCGLADREY & PULLEN, LLP]




                       INDEPENDENT ACCOUNTANT'S REPORT


To the Trustee
Bankers Building Land Trust
Rockford, Illinois

We have reviewed the accompanying balance sheet of Bankers Building Land Trust as of February, 28, 1998, and the related statements of income, retained earnings, and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All of the information included in these financial statements is the representation of the management of Bankers Building Land Trust.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the 1998 financial statements in order for them to be in conformity with generally accepted accounting principles.

The 1997 financial statements of Bankers Building Land Trust were compiled by us. A compilation is limited to presenting information that is the representation of management in the form of financial statements. We have not audited or reviewed the 1997 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


                                                 /s/ McGladrey & Pullen, LLP


Rockford, Illinois
March 30, 1998

BANKERS BUILDING LAND TRUST

BALANCE SHEETS
February 28, 1998
See Accountant's Report

--------------------------------------------------------------------------------
ASSETS

Cash                                                                $    279,511
Land subject to operating lease                                        4,250,000
                                                                    ------------
          TOTAL ASSETS                                              $  4,529,511
                                                                    ============
LIABILITIES AND EQUITY

Due to certificate holders                                          $     68,750
Advance from lessee                                                      188,301
                                                                    ------------
                                                                         257,051

Certificates of beneficial interest
 5,000 units issued and outstanding                                    4,250,000

Retained earnings                                                         22,460
                                                                    ------------
                                                                       4,272,460
                                                                    ------------
          TOTAL LIABILITIES AND EQUITY                              $  4,529,511
                                                                    ============


See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
THREE MONTHS ENDED FEBRUARY 28, 1998 and 1997
SEE ACCOUNTANT'S REPORT


                                                         1998           1997
-------------------------------------------------------------------------------
Operating Revenues:
   Rent                                               $   72,500     $   72,500
   Servicing fees                                              9              -
   Interest                                                2,714            518
                                                      -------------------------
          TOTAL OPERATING REVENUES                        75,223         73,018


Operating Expenses:
   Trustee fees and other expenses                         1,987          1,987
                                                      -------------------------
          NET INCOME                                      73,236         71,031

Retained earnings, beginning of period                    17,974          2,263
   (Distributions) to certificate holders                (68,750)       (68,750)
                                                      -------------------------
Retained earnings, end of period                      $   22,460     $    4,544
                                                      =========================



See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
SEE ACCOUNTANT'S REPORT

                                                       1998           1997
------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                         $   73,236      $  71,031
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Increase in deferred rental income                   -         72,500
          (Decrease) in advance from lessee               (2,343)        (4,061)
                                                      -------------------------
          NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                     70,893        139,470
                                                      -------------------------
Cash Flows From Financing Activities
   Distributions to certificate holders, NET CASH
       (USED IN) FINANCING ACTIVITIES                    (68,750)       (88,750)
                                                      -------------------------
Increase in cash                                           2,143         50,720

Cash:
   Beginning of period                                   277,368        293,142
                                                      -------------------------
   End of period                                      $  279,511      $ 343,862
                                                      =========================



See Notes to Financial Statements.

BANKERS BUILDING LAND TRUST

NOTES TO FINANCIAL STATEMENTS
SEE ACCOUNTANT'S REPROT

--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Bankers Building Land Trust is a trust organized under the laws of the State of Illinois which is engaged in the single business activity of holding title to certain land in Chicago, Illinois, collecting rent from the lease of said land and disbursing the net proceeds to the holders of beneficial interest certificates. In addition, the Trust entered into an agreement with the owner to sell the land and the building as one entity.

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

NOTE 2.  LEASE AND SERVICING FEES

The Trust is the lessor of approximately 22,300 square feet of land located on the southwest corner of Clark and West Adams Streets in the central business district of the City of Chicago. The lease expires on May 31, 2025. The annual rental, payable in quarterly installments for the leased property is $275,000 plus servicing fees for expenses of the trustee.

The following is a schedule by years of minimum future rentals on the lease as of August 31, 1997:

               Year Ending August 31:
            ----------------------------
                        1998                        $    275,000
                        1999                             275,000
                        2000                             275,000
                        2001                             275,000
                        2002                             275,000
                    Later years                        6,256,250
                                                    ------------
            Total minimum future rentals            $  7,631,250
                                                    ============

BANKERS BUILDING LAND TRUST

NOTES TO FINANCIAL STATEMENTS
SEE ACCOUNTANT'S REPROT

--------------------------------------------------------------------------------

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


NOTE 4.  SUBSEQUENT EVENTS

As of April 1, 1998 the Trust has entered into an agreement for the sale of the land for which no price has been disclosed to date.