Form 10-K405
period 1998-05-31
BANKERS BUILDING LAND TRUST
filed 1998-09-03
CIK 314404

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



For the fiscal year ended May 31, 1998             Commission File Number 0-9086


                           BANKERS BUILDING LAND TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Illinois                                             36-6067489
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


      AMCORE Bank N.A., Rockford
          501 Seventh Street
      Rockford, Illinois, Trustee                                  61104
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:                 815-968-2241


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

                                     PART I



Item 1.   Business


Registrant, Bankers Building Land Trust (the "Trust") is a trust organized under the laws of the State of Illinois, which is engaged in the single business activity of holding title to certain land at the southwest corner of Clark and West Adams Streets in Chicago, Illinois, collecting rent under the lease described below and disbursing the net proceeds. The Trust was formed under a Trust Agreement and Declaration of Trust (the "Trust Agreement") dated June 1, 1926 with the National Bank of the Republic of Chicago, as Trustee, and will terminate upon the occurrence of certain conditions set forth in the Trust Agreement. In 1933, Illinois National Bank and Trust Company (the "Bank"), 501 Seventh Street, P.O. Box 1537, Rockford, Illinois 61110-0037 (AMCORE Bank N.A., Rockford after 1985) became Trustee of the Trust (the "Trustee") as a result of the resignation of the original Trustee. AMCORE Bank N.A., Rockford utilizes AMCORE Investment Group, N.A., formerly AMCORE Trust Company, ("Trust Company") to perform its duties as Trustee. The Trust has no employees but the Trust Company currently employs 149 persons.

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

Due to bankruptcy, the former lessee of the land transferred ownership of the building located on the land in satisfaction of the lessee's mortgage. The new owner of the building assumed the lease of the land owned by the Trust. In addition, the Trust entered into an agreement with the new owner to sell the land and the building as one entity. On June 17, 1998 the Trust sold the land subject to the operating lease in accordance with the agreement they entered with the lessee that the land and building would be sold as one entity

Beneficial interest in the Trust is divided into 5,000 equal units (the "Units") which are represented by Bankers Building Land Trust Certificates (the "Certificates"). Each owner of a Certificate (the "Certificate Holder") is distributed quarterly a pro rata portion of the rentals, which the Trustee understands have equaled $55 per unit per year since the inception of the Trust, except as described in Item 11. However, this amount may be reduced by expenses of the Trustee which are not reimbursed by the Lessee.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the 1998 fiscal year to a vote of Security Holders.



                                     PART II



Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Trustee understands that there is no regular market for the Certificates but that certain brokers have from time to time handled occasional transactions in the Certificates. The price for the Units in transactions in which the Trustee was aware of the sales price was approximately $750 to 850 in fiscal year 1998 and $870 to $880 in fiscal year 1997.

As of May 31, 1998, the number of Certificate Holders of record was 428. (See
Item 1. Business for a description of the distribution to Certificate Holders of the proceeds payable under the Lease.)

Item 6.   Selected Financial Data

This selected financial data should be read in conjunction with the financial statements and related notes of Bankers Building Land Trust appearing elsewhere herein.



                                                  Year ended May 31,
                          ---------------------------------------------------------------

                             1998         1997         1996         1995         1994
                             ----         ----         ----         ----         ----
Operating revenues:
   Rent                   $  275,000   $  275,000   $  275,000   $  275,000   $  275,000

   Servicing fees             30,095       33,237        7,950        7,950        7,950

   Interest                   10,919        3,223         --           --           --
                          ----------   ----------   ----------   ----------   ----------

Total operating
      revenues               316,014      311,460      282,950      282,950      282,950
                          ----------   ----------   ----------   ----------   ----------


Operating expenses:


   Trustee fees and
         other expenses        7,950        7,950       27,950        7,950       27,950
                          ----------   ----------   ----------   ----------   ----------

Total operating
      expenses                 7,950        7,950       27,950        7,950       27,950
                          ----------   ----------   ----------   ----------   ----------


Net income                $  308,064   $  303,510   $  255,000   $  275,000   $  255,000
                          ==========   ==========   ==========   ==========   ==========


Distributions to
      certificate
      holders             $  275,000   $  295,000   $  255,000   $  275,000   $  255,000
                          ==========   ==========   ==========   ==========   ==========


Total assets
      at year-end         $4,538,807   $4,596,783   $4,399,995   $4,329,335   $4,329,575
                          ==========   ==========   ==========   ==========   ==========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Due to the passive nature of the Registrant's activities, which generally include only the collection of rent and the disbursements of these proceeds less expenses to the Certificate Holders of the Registrant, there has been no material variation, in the Registrant's financial condition or results of operations, during the year ended May 31, 1998. However, on June 17, 1998 the sole asset of the Trust was sold (see Item 1. Business) for $8,354,000. It is expected that the Trust will be liquidated, and the net assets will be distributed to certificate holders.

Item 8.   Index to Financial Statements and Schedules


                                                                       Pages
                                                                       -----

Independent Auditor's Report                                            F-l

Financial Statements:

  Balance Sheets as of May 31, 1998 and 1997                            F-2

  Statements of Operations and Retained Earnings
      for the years ended May 31, 1998, 1997 and 1996                   F-3

  Statements of Cash Flows for the years ended
      May 31, 1998, 1997 and 1996                                       F-4

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

The Bank is chartered as a national bank and the Trust Company is chartered as a non-depository national bank. As such, the Bank and the Trust Company are under the supervision of, and subject to regular examination by, the Comptroller of the Currency. In addition, the Bank is subject to the rules and regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation. As of May 31, 1998, the total assets and deposits of the Bank were approximately $1,732,748,000 and $1,106,141,000, respectively. The Trust Company had approximately 3,884 accounts and the market value of assets held in accounts over which the Trust Company exercised investment discretion was approximately $3,484,499,000 as of May 31, 1998. The Trust Company consists of 149 employees and officers. The principal persons in the Trust Company are: John M. Pepe, Chairman of the Board; Carl J. Dargene, Vice Chairman of the Board; Alan W. Kennebeck, President, and Chief Executive Officer; Lee R. Mayer, Secretary; Marvin R. Anderson, Treasurer, Senior Vice President and Trust Officer; Jay R. Maddox, Executive Vice President, Trust Officer.

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

The Lease requires the Lessee to pay rents quarterly in advance. Payment to the Certificate Holders is not made until the first day of the following quarter. The Trust Agreement does not obligate the Trustee to pay interest to the Certificate Holders for the interest earned, if any, during the period in which the Trustee has receipt of the rents but is not yet obligated to make distributions to the Certificate Holders. Total trust fees were $7,950 for the year ended May 31, 1998.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table lists the beneficial ownership of the Trust's certificates of beneficial interest with respect to all persons known by the Trust as of May 31, 1998 to be beneficial owners of more than five percent of such certificates.

Name and Address of Beneficial Owner            Amount of Beneficial Interest           Percent of Class
-------------------------------------           -----------------------------           ----------------
Cede & Co.                                                       2,794                           55.88%
Box 222
Bolling Green Station
New York, NY  10004

Smith Barney Shearson                                              349                            6.98%
1235 North Mulford
Rockford, IL 61107




Item 13.   Certain Relationships and Related Transactions

See Item 12. above.

                                          PART IV





Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K


(a)      See Item 8.  Index to Financial Statements and Schedules on Page 6.


(b)      See "Exhibit Index" on Page 11.


(c) Subsequent to the fiscal year end, a report on Form 8-K was filed June 18, 1998 notifying the SEC of the sale of the land.

                                   SIGNATURES



Pursuant to the requirements of                 Date    July 16, 1998
                                                     ---------------------------
the Securities Exchange Act of

1934, the Registrant has duly                   Bankers Building Land Trust
                                                --------------------------------
caused this report to be signed                          (Registrant)

on its behalf by the undersigned,

thereunto duly authorized.
                                                         AMCORE Bank N.A.,

                                                By        Rockford, Trustee
                                                   -----------------------------

                                                By       /s/ Lee R. Mayer
                                                   -----------------------------
                                                   Lee R. Mayer,
                                                   Senior Vice President
                                                   and Trust Officer

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