Form 10-Q
period 1998-08-31
BANKERS BUILDING LAND TRUST
filed 1998-10-30
CIK 314404

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934



Commission File Number 0-9086


For Quarter Ended   August 31, 1998
                    ---------------



                           Bankers Building Land Trust
         --------------------------------------------------------------
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


                                  815-968-2241
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---   ---

                                PART I - ITEM 1



                          BANKERS BUILDING LAND TRUST
                                 BALANCE SHEETS
                     as of August 31, 1998 and May 31, 1998



                                                      August 31,    May 31,
                ASSETS                                  1998         1998
                                                      ----------    -------
                                                     (Unaudited)

Cash                                                 $  964,422   $  288,807

Land subject to operating lease                            --      4,250,000
                                                     ----------   ----------
           Total assets                              $  964,422   $4,538,807
                                                     ==========   ==========

        LIABILITIES and EQUITY

Due to certificate holders                           $  345,521   $   68,750
Advance from lessee                                        --        177,983
                                                     ----------   ----------
                                                        345,521      246,733
                                                     ----------   ----------
Certificates of beneficial interest,
   420 units issued and outstanding                     357,000    4,250,000

Retained earnings                                       261,901       42,074
                                                     ----------   ----------
                                                        618,901    4,292,074
                                                     ----------   ----------
           Total liabilities and equity              $  964,422   $4,538,807
                                                     ==========   ==========



                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                              STATEMENTS OF INCOME
                       for the three-month periods ended
                            August 31, 1998 and 1997
                                  (Unaudited)
                                      ----


                                                            1998        1997
                                                        ----------   ----------
Operating revenues:

  Rent                                                  $   18,228   $   68,750

  Servicing fees                                             5,353        3,750

  Interest                                                  43,444        2,662
                                                        ----------   ----------
             Total operating revenues                       67,025       75,162

Operating expenses:

  Trustee fees and expenses paid                            15,518        1,987
                                                        ----------   ----------
                                                            51,507       73,175


Proceeds in excess of basis from sale of land            4,281,660         --
                                                        ----------   ----------
             Net income                                 $4,333,167   $   73,175
                                                        ==========   ==========



                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                         STATEMENT OF BENEFICIAL EQUITY
                       for the three-month period ending
                                August 31, 1998



                                           Certificates of        Retained           Total
                                         Beneficial Interest      Earnings           Equity
                                         -------------------      --------           ------

May 31, 1998 Balance                        $ 4,250,000         $    42,074       $ 4,292,074

  Net Income                                     --               4,333,167         4,333,167

  Redemption of 4,580 Certificates           (3,893,000)               --          (3,893,000)

  Distributions to Certificate Holders           --              (4,113,340)       (4,113,340)
                                            -----------         -----------       -----------
Equity, end of period                       $   357,000         $   261,901       $   618,901
                                            ===========         ===========       ===========



                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF CASH FLOWS
                           for the three months ended
                            August 31, 1998 and 1997
                                  (Unaudited)
                                      ----




                                                                    1998            1997
                                                                  --------        --------
Cash flows from operating activities:

  Net income                                                     $ 4,333,167    $    73,175

  Adjustments to reconcile net income to
       net cash provided by operating activities:

     Changes in assets and liabilities:
       Proceeds in excess of basis from sale of land              (4,281,660)          --
       (Decrease) in deferred rental income                              --         (72,500)
                                                                 -----------    -----------
Net cash provided by operating activities                             51,507            675

Cash flows from investing activities:
  Proceeds from sale of land                                       8,353,677           --

Cash flows from financing activities:

  Distributions to certificate holders                            (7,729,569)       (68,750)
                                                                 -----------    -----------
Net change in cash                                                   675,615        (68,075)

Cash balance, beginning of period                                    288,807        346,783
                                                                 -----------    -----------
Cash balance, end of period                                      $   964,422    $   278,708
                                                                 ===========    ===========


Supplemental Schedule of Noncash Financing Activities
  Redemption of certificates payable to certificate
    holders,                                                     $   345,521    $      --
                                                                 ===========    ===========


                     The accompanying notes are an integral
                       part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                          NOTE TO FINANCIAL STATEMENTS
                                     -----



1. The balance sheet as of August 31, 1998, the statements of operations for the three-month period ended August 31, 1998 and 1997, and the statements of cash flows for the three-month period ended August 31, 1998 and 1997, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The May 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1998 annual report. The results of operations for the period ended August 31, 1998 are not necessarily indicative of the operating results for the full year.

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

3. In June, 1998 the land and building were sold as one entity, for which the Trust received $8,353,677 allocated to the land owned by the Trust. The Trustee will liquidate the Trust by redemption of the outstanding Certificates of Beneficial Interest.

                                PART I - ITEM 2






                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations



As disclosed in the notes to financial statements as of August 31, 1998, land representing the sole asset of the Trust was sold for cash. The Trustee will liquidate the Trust by redemption of the Certificates of Beneficial Interest.

                                PART II - ITEM 6




Exhibits and reports on Form 8-K


(a)   Exhibits - Exhibit 27


(b)   Reports - None

                                   SIGNATURES






Pursuant to the requirements of             Date
                                                -------------------------------
the Securities Exchange Act of                    Bankers Building Land Trust

1934, the Registrant has duly               By    AMCORE Bank N.A., Trustee
                                                -------------------------------
caused this report to be signed

on its behalf by the undersigned,           By       /s/ Patricia N. Fong
                                                -------------------------------
thereunto duly authorized.                               Patricia N. Fong
                                                          Vice President
                                                         and Trust Officer