Form 10-Q
period 1998-11-30
BANKERS BUILDING LAND TRUST
filed 1999-01-06
CIK 314404

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934



Commission File Number 0-9086


For Quarter Ended  November 30, 1998
                  ------------------


                           BANKERS BUILDING LAND TRUST
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Illinois                                             36-6067489
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)




                      AMCORE Bank N.A., 501 Seventh Street
                        Rockford, Illinois 61104, Trustee
           ----------------------------------------------------------
                    (Address of principal executive offices)



                                  815-968-2241
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

                                PART I - ITEM 1
                                ---------------


                          BANKERS BUILDING LAND TRUST
                                 BALANCE SHEETS
                    as of November 30, 1998 and May 31, 1998

                                      ----


                                                      November 30,    May 31,
                ASSETS                                    1998         1998
                                                      -----------   ----------
                                                      (Unaudited)

Cash                                                   $  724,458   $  288,807

Land subject to operating lease                                 -    4,250,000
                                                       ----------   ----------
           Total assets                                $  724,458   $4,538,807
                                                       ==========   ==========


        LIABILITIES and EQUITY


Due to certificate holders                             $  222,301   $   68,750
Advance from lessee                                             -      177,983
                                                       ----------   ----------
                                                          222,301      246,733
                                                       ----------   ----------
Certificates of beneficial interest,
     270 units and 5,000 units issued and
     outstanding at November 30, 1998 and
     May 31, 1998, respectively                           229,500    4,250,000

Retained earnings                                         272,657       42,074
                                                       ----------   ----------
                                                          502,157    4,292,074
                                                       ----------   ----------
           Total liabilities and equity                $  724,458   $4,538,807
                                                       ==========   ==========



    The accompanying notes are an integral part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                              STATEMENTS OF INCOME
                       for the three-month periods ended
                           November 30, 1998 and 1997
                                  (Unaudited)

                                      ----


                                                            1998          1997
                                                          -------        -------
Operating revenues:

  Rent                                                    $     -        $68,750

  Servicing fees                                            2,079          3,750

  Interest                                                 11,523          2,776
                                                          -------        -------
           Total operating revenues                        13,602         75,276

Operating expenses:

  Trustee fees and expenses paid                            2,846          1,987
                                                          -------        -------



           Net income                                     $10,756        $73,289
                                                          =======        =======



    The accompanying notes are an integral part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                         STATEMENT OF BENEFICIAL EQUITY
                       for the three-month period ending
                               November 30, 1998
                                  (Unaudited)

                                     -----

                                  Certificates of      Retained         Total
                                Beneficial Interest    Earnings        Equity
                                -------------------   ---------      ----------
August 31, 1998 Balance             $  357,000        $ 261,901      $  618,901

 Net Income                                  -           10,756          10,756

 (Redemption) of 150 certificates     (127,500)               -        (127,500)
                                    ----------        ---------      ----------
Equity, end of period               $  229,500        $ 272,657      $  502,157
                                    ==========        =========      ==========


    The accompanying notes are an integral part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                            STATEMENTS OF CASH FLOWS
                           for the three months ended
                           November 30, 1998 and 1997
                                  (Unaudited)

                                     -----



                                                       1998        1997
                                                    ---------    ---------
Cash flows from operating activities:

 Net income                                         $  10,756    $  73,289
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    (Decrease) in advance from lessee                       -       (5,879)
                                                    ---------    ---------
Net cash provided by operating activities              10,756       67,410
                                                    ---------    ---------

Cash flows from financing activities:

 Redemption of 150 Certificates                      (127,500)           -
 Distributions to certificate holders                (123,220      (68,750)
                                                    ---------    ---------
Net cash (used in) financing activities              (250,720)     (68,750)
                                                    ---------    ---------
Net (decrease) in cash                               (239,964)      (1,340)

Cash balance, beginning of period                     964,422      278,708
                                                    ---------    ---------
Cash balance, end of period                         $ 724,458    $ 277,368
                                                    =========    =========



    The accompanying notes are an integral part of the financial statements.

                          BANKERS BUILDING LAND TRUST
                         NOTES TO FINANCIAL STATEMENTS


                                     ------




1. The balance sheet as of November 30, 1998, the statements of operations for the three-month period ended November 30, 1998 and 1997, and the statements of cash flows for the three-month period ended November 30, 1998 and 1997, have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The May 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the May 31, 1998 annual report. The results of operations for the period ended November 30, 1998 are not necessarily indicative of the operating results for the full year.

2. During the second quarter of 1997 and in connection with the bankruptcy of the former lessee of the land, the ownership of the building located on the land owned by the Trust was transferred to the lessee's lender in satisfaction of the lessee's mortgage. In addition, the Trust entered into an agreement with the new building owner to sell as one entity the land owned by the Trust and the building. In consideration for entering into the agreement, the Trust received $250,000 in advance from the owner. The owner assumed the lease of the land owned by the Trust.

3. In June, 1998 the land and building were sold as one entity, for which the Trust received $8,353,677 allocated to the land owned by the Trust. The Trustee will liquidate the Trust by redemption of the outstanding Certificates of Beneficial Interest. The Trustee expects to have all assets of the Trust liquidated by May, 1999.

                                PART I - ITEM 2
                                ---------------





                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations



As disclosed in the notes to financial statements as of November 30, 1998, land representing the sole asset of the Trust was sold for cash. The Trustee will liquidate the Trust by redemption of the Certificates of Beneficial Interest.

                                PART II - ITEM 6
                                ----------------



Exhibits and reports on Form 8-K


(a)  Exhibits - 27 Financial Data Schedule


(b)  Reports - None

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Date
                                                  -----------------------------
                                                  Bankers Building Land Trust
                                                  -----------------------------
                                              By  AMCORE Bank N.A., Trustee
                                                  -----------------------------


                                              By  /s/ Patricia N. Fong
                                                  -----------------------------
                                                  Patricia N. Fong
                                                  Vice President
                                                  and Trust Officer